Form 10QSB
period 1999-09-30
VIAVID BROADCASTING INC
filed 1999-11-15
CIK 1079110

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from 		to

Commission File Number 0-26535

                     VIAVID BROADCASTING, INC.

(Exact name of Small Business Issuer as specified in its charter)


Nevada                                           98-020-6168
-------------------------------                  -----------
(State or other jurisdiction of                  (IRS Employer
incorporation )                                  Identification No.)

3955 Graveley Street, Burnaby, British Columbia	 V5C 3T4
-----------------------------------------------  -------
(Address of principal executive offices          (Zip Code)

Issuer's telephone number, including area code   604-669-0047
                                                 ------------

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days 	[  ] Yes	[X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding as of
           Class                         November 12, 1999
           ---------------------         -----------------
           Common Stock	                 6,416,000 shares

PART 1 B FINANCIAL INFORMATION

Item 1.	Financial Statements

GENERAL

The Company's unaudited financial statements for the six months ending September 30, 1999 are included with this Form 10-QSB. The unaudited financial statements for the six months ending September 30, 1999 include:

	(a)	Consolidated Balance Sheet as of September 30, 1999 and
March 31, 1999;

	(b)	Consolidated Statement of Operations - Six months ended
September 30, 1999 and period from January 20, 1999, the date of incorporation, to March 31, 1999;

	(c)	Consolidated Statement of Shareholders' Equity for the
period ending September 30, 1999;

	(d)	Consolidated Statement of Cash Flows - Six months ended
September 30, 1999 and period from January 20, 1999, the date of incorporation, to March 31, 1999;

	(e)	Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that can be expected for the year ending March 31, 2000.


                       FINANCIAL STATEMENTS

                     VIAVID BROADCASTING INC.
                   (A Development Stage Company)


                 CONSOLIDATED FINANCIAL STATEMENTS
                (Expressed in United States Dollars)
                (Unaudited - Prepared by Management)

                         SEPTEMBER 30, 1999

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
===================================================================
                                 September 30,            March 31,
                                         1999                 1999
-------------------------------------------------------------------

ASSETS

Current
  Cash                            $   187,007           $   163,406
  Accounts receivable                  19,945                 6,841
                                  -----------           -----------
                                      206,952               170,247

Capital assets (Note 4)               129,605                17,510
                                  -----------           -----------
                                  $   336,557           $   187,757
===================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
  Accounts payable and
    accrued liabilities           $     4,469           $     6,866
  Due to related parties                3,918                 8,459
                                  -----------           -----------
                                        8,387                15,325
                                  -----------           -----------

Shareholders' equity
  Capital stock
    Authorized
      25,000,000 common shares
        with a par value of
        $0.001 per share
    Issued
      6,284,000 common shares
        (5,884,000 at
         March 31, 1999)                6,284                 5,884
  Additional paid-in capital          637,816               238,216
  Deficit accumulated during
    the development stage            (315,930)              (71,668)
                                 ------------           -----------
                                      328,170               172,432
                                 ------------           -----------
                                 $    336,557           $   187,757
===================================================================

Nature and continuance of operations (Note 1)

On behalf of the Board:

"Brian Kathler"    Director     "Paul Watkins"    Director
-----------------             ----------------

The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
====================================================================

                                                         Period From
                                                       Incorporation
                               Cumulative                         On
                                     From    Six Months   January 20,
                            Incorporation  Period Ended      1999 to
                          to September 30, September 30,    March 31,
                                     1999          1999         1999
--------------------------------------------------------------------

REVENUE                       $    18,989   $    15,553  $     3,436
                              -----------   -----------  -----------

EXPENSES
  Consulting                      123,972        87,158       36,814
  Depreciation                     28,227        20,178        8,049
  Internet, website and graphics   39,644        39,644            -
  Office and miscellaneous         40,437        33,328        7,109
  Professional fees                36,236        26,305        9,931
  Rent                             24,796        16,998        7,798
  Salary and benefits              24,669        20,380        4,289
  Telephone                         5,153         4,039        1,114
  Travel and entertainment         11,785        11,785            -
                              -----------   -----------  -----------
                                  334,919       259,815       75,104
                              -----------   -----------  -----------

Loss for the period           $  (315,930)  $  (244,262) $   (71,668)
====================================================================

Loss per share                $     (0.05)  $     (0.04) $     (0.01)
====================================================================


The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
=========================================================================

                                                        Deficit
                            Common Stock            Accumulated
                      ------------------
                                         Additional  During the
                         Number             Paid-in Development
                      of Shares   Amount    Capital       Stage     Total
-------------------------------------------------------------------------

Issued shares for
acquisition (Note 3)  5,100,000 $  5,100  $       - $         -  $  5,100

Issued shares for cash
at $0.01 per share      500,000      500      4,500           -     5,000

Issued shares for cash
at $0.50 per share      100,000      100     49,900           -    50,000

Issued shares for cash
at $1.00 per share      184,000      184    183,816           -   184,000

Loss for the period           -        -          -     (71,668)  (71,668)
                      --------- --------  ---------  ----------  --------

Balance at March 31,
1999                  5,884,000    5,884    238,216     (71,668)  172,432

Issued shares for cash
at $1.00 per share      295,000      295    294,705           -   295,000

Allotted shares for
cash                    105,000      105    104,895           -   105,000


Loss for the period           -        -          -     (244,262)(244,262)
                      ---------  -------  --------- ------------  -------
Balance at September
30, 1999              6,284,000  $ 6,284  $ 637,816 $   (315,930) 328,170
=========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
======================================================================
                                                           Period From
                              Cumulative                 Incorporation
                                    From   Six Month        on January
                           Incorporation   Period Ended    20, 1999 to
                         to September 30,  September 30,      March 31,
                                    1999           1999           1999
----------------------------------------------------------------------

CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
  Loss for the period      $    (315,930)  $   (244,262)  $    (71,668)
  Items not affecting cash
    Depreciation                  22,792         20,178          2,614
    Write-down of goodwill         5,435              -          5,435

  Changes in non-cash
   working capital items
    Increase in accounts
      receivable                 (19,945)       (13,104)        (6,841)
    Increase in accounts
      payable                      4,469         (2,397)         6,866
                           -------------   ------------   ------------
  Net cash used in operating
    activities                  (303,179)      (239,585)       (63,594)
                           -------------   ------------   ------------

INVESTING ACTIVITIES
  Acquisition of
   capital assets               (152,397)      (132,273)       (20,124)
  Acquisition of subsidiary         (335)             -           (335)
                           -------------   ------------   ------------
  Net cash used in
   investing activities         (152,732)      (132,273)       (20,459)
                           -------------   ------------   ------------

FINANCING ACTIVITIES
  Proceeds from
   common shares                 639,000        400,000        239,000
  Loans from related
   parties                         3,918         (4,541)         8,459
                           -------------   ------------   ------------
  Net cash provided
   by financing activities       642,918        395,459        247,459
                           -------------   ------------   ------------

Change in cash for
  the period                     187,007         23,601        163,406

Cash, beginning of period              -        163,406              -
                           -------------  -------------   ------------

Cash, end of period        $     187,007  $     187,007   $    163,406
======================================================================

Supplemental disclosure
  for non-cash operating,
  investing, and financing
  activities

   Shares for purchase of
    subsidiary             $           -  $           -   $      5,100
   Cash paid during the
    period for interest              222            222              -
   Cash paid during the
    period for income taxes            -              -              -
======================================================================

The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
SEPTEMBER 30, 1999
==================================================================

1.	NATURE AND CONTINUANCE OF OPERATIONS

ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. On January 27, 1999, the
Company completed the acquisition of ViaVid Broadcasting
Corp., a Canadian company operating in Vancouver, British
Columbia, Canada.

The Company was incorporated in order to create a global internet video broadcasting company that offers a network of video services utilizing streaming video technology. The Company has developed the ViaVid Investment News Channel, a site geared to take maximum advantage of advertising revenue while broadcasting its news.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss of $315,875 for the period from inception to September 30, 1999. The Company anticipates expending approximately $1,000,000 over the next twelve month period in pursuing its anticipated plan of operations. The Company anticipates covering these costs by operating revenues and additional equity financing. The Company completed an offering of 497,000 common shares of the Company at $1.00 per share to persons who are "Non - U.S. Persons" in accordance with Regulation S of the United States Securities Act of 1933 during the period from May 15, 1999 to October 7, 1999. The Company also completed an offering of 35,000 shares of its common stock pursuant to Regulation D of
the Securities Act of 1933 on November 8, 1999.   The Company
requires additional financing in order to enable the Company to complete its anticipated plan of operations. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is currently receiving revenues for video production and hosting services. The Company anticipates an increase in revenue for production, advertising and hosting video footage and web content if the Company is successful in increasing its viewership over the next twelve months.

2.	SIGNIFICANT ACCOUNTING POLICIES

In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results in future periods could be different from these estimates made in the current period. The following is a summary of the significant accounting policies of the Company:

	Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ViaVid
Broadcasting Corp. All significant inter-company balances and transactions have been eliminated.

	Start-up and development costs

Since inception, certain expenditures have been incurred primarily for product development, business development, market development and financing purposes. While these expenditures are intended to benefit future periods, the Company follows the accounting policy of expensing as incurred those expenditures not identified with specific projects or financing activities.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
SEPTEMBER 30, 1999
===================================================================


2.	SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

	Capital assets

Capital assets are recorded at cost and are depreciated over their useful lives on the declining balance method at the following rates:

Computer equipment                                  30%
Office furniture                                    20%
Telephone equipment                                 20%
Video equipment                                     20%

	Financial instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

	Revenue recognition

Revenue is recognized once the filming and editing has been completed.

	Foreign currency translation

Financial statements of the Company's foreign subsidiary are translated using the temporal method whereby all monetary assets and liabilities are translated into U.S. dollars at the rate of exchange at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Income and expenses are translated at rates which approximate those in effect on transactions dates. Gains and losses arising from restatement of foreign currency monetary assets and liabilities at each period end are included in earnings.

	Loss per share

Loss per share is calculated using the weighted average number of shares allotted during the period.

	Segmented information

The Company conducts substantially all of its operations in Canada in one business segment.

3.	ACQUISITION OF VIAVID BROADCASTING CORP.

On January 27, 1999, the Company completed the acquisition of ViaVid Broadcasting Corp. ("VBC"), a related company having common directors and officers. VBC is a Canadian company incorporated under the laws of British Columbia on July 26, 1994. VBC was inactive from incorporation until October 30, 1998 when it changed its name from 477504 British Columbia Ltd. to ViaVid Broadcasting Corp.

The Company acquired VBC pursuant to a share exchange agreement whereby the Company agreed to issue 5,100,000 common shares to the shareholders of VBC in exchange for their 3,000 common shares. The Company has accounted for this transaction as a capital transaction. For accounting purposes, the financial statements of the Company and its subsidiary are deemed to have been combined for the prior and current
accounting periods.   As of the date of acquisition, VBC held
no significant assets and liabilities and the accumulated losses to January 27, 1999 was $355.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1999
(Unaudited - Prepared by Management)
===================================================================

4.	CAPITAL ASSETS
=====================================================================

                                               Net Book Value
                                              -----------------------
                                 Accumulated  September 30,  March 31,
                           Cost  Depreciation         1999       1999
---------------------------------------------------------------------
Computer equipment   $  104,701  $    17,287  $     87,414  $  10,229
Office furniture          7,989        1,297         6,692      4,953
Telephone equipment       2,180          403         1,777      1,834
Video equipment          37,527        3,805        33,722        494
                     ----------  -----------  ------------  ---------
                     $  152,397  $    22,792  $    129,605  $  17,510
=====================================================================

5.	CAPITAL STOCK

The Company completed an offering of 497,000 common shares at $1.00 per share to persons who are "Non-U.S. Persons" in accordance with regulation S of the United States Securities Act of 1933 during the period from May 15, 1999 to October 7, 1999. The Company has received $400,000 and subsequent to September 30, 1999, it received a further $97,000 pursuant to this offering.

The Company completed an offering of 35,000 shares of the common stock to accredited investors pursuant to Regulation D of the United States Securities Act of 1933 subsequent to September 30, 1999 on November 8, 1999.

6.	RELATED PARTY TRANSACTIONS

During the period, the Company entered into the following transactions with related parties:

a)	Paid consulting fees as follows:

* $47,381 (March 31, 1999 - $20,074) to two directors of the
Company
* $Nil (March 31, 1999 - $6,574) to an officer of the Company
* $Nil (March 31, 1999 - $1,673) to a director of the subsidiary

b)	Paid salary of $17,406 (March 31, 1999 - $4,015) to an officer of the Company.

7.	INCOME TAXES

The Canadian operating loss for the period to date of $315,875, may be carried forward and applied against taxable income in future years. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements. The Company has not commenced operations in the U.S.A., therefore, there is no income or loss to report.

8.	UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may incorrectly recognize the year 2000 as some other date, resulting in errors. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to
conduct normal business operations.   It is not possible to be
certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

ViaVid provides its customers with video production and Internet news broadcasting and dissemination services. The Company broadcasts news and corporate information for its customers over the Internet through its Web site at http://www.viavid.com.

The Company is a development stage company which has only recently
commenced business and has earned minimal revenues to date.   Its
business objective is to develop an internet video broadcasting company that offers a wide variety of video services utilizing streaming video technology.

The Company completed the move of its head office and production facilities to 3955 Gravely Street, Burnaby, British Columbia, Canada V5C 3T4 in the beginning of November, 1999. The Company remains obligated under the lease for its former premises at Suite 520, 625 Howe Street, Vancouver, British Columbia, Canada V6C 2T6 until February 29, 2000.

RESULTS OF OPERATIONS

Sales. ViaVid's revenues were $15,553 for the six month period ending September 30, 1999, compared to revenues of $3,436 for the period from January 20, 1999, the date of its incorporation, to March 31, 1999. ViaVid's revenues were achieved primarily from video production and Internet broadcast services provided to its customers. The Company also achieved revenues from hosting services provided to customers.

The Company's revenues are minimal in comparison to its operating expenses as The Company is currently in the start-up phase of its operations. The Company is attempting to increase its future revenues by completing its plan of operations, as discussed below. In addition, The Company plans to commence "live" Internet broadcasts in December, 1999. ViaVid's objective is to attract corporate sponsorship and advertising for these "live" Internet broadcasts.

Operating Expenses. ViaVid's operating expenses were $244,262 for the six month period ending September 30, 1999, compared to operating expenses of $71,669 for the period from January 20, 1999
to March 31, 1999.   A substantial portion of the Company's
operating expenses were attributable to the start-up and upgrade of the ViaVid Web site. The Company believes that its operating expenses will increase during the next quarter. The Company will incur additional operating expenses as it completes a move to its new production studio in November, 1999 and works to provide live broadcast feeds of its productions on the Internet. The Company will continue to have operating expenses in connection with the continued up-grade of its Web site. The Company also anticipates that operating expenses will increase as the number of video productions which the Company produces and broadcasts for its customers increases.

Net Loss. ViaVid's net loss was $244,262, or $0.04 per share, for the six months ending September 30, 1999. Its net loss was $71,668, or $0.01 per share, for the period from January 20, 1999 to March 31, 1999. Its net loss reflects the fact that the Company has not earned significant revenues to date.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through sales of the Company's equity securities.

The Company had cash of $187,007 as of September 30, 1999, compared to cash of $163,406 as of March 31, 1999.

The Company realized net proceeds of $400,000 from the sales of its equity securities during the six month ending September 30, 1999.
These proceeds were used to finance the Company's operating activities.

PLAN OF OPERATIONS

The Company currently intends to pursue the following plan of operations during the next twelve months:

A. The Company will continue to develop a customer base of public and financial companies who will use its services for digital video productions and Internet broadcasting. The Company anticipates that it will spend approximately $100,000 on this marketing expense over the next twelve month period;

B. The Company will continue to develop the VBC News 1 Channel for broadcast from its Web site. The Company anticipates it will spend approximately $350,000 on this development expense over the next twelve month period;

C. The Company will evaluate additional channels for broadcast from its Web site, depending on market demand. The Company anticipates it will spend approximately $50,000 on additional channels over the next twelve month period;

D. The Company will evaluate whether to set up an additional office or offices in additional cities in order to expand its business and meet customer demand. The Company anticipates it will spend approximately $150,000 on additional offices over the next twelve month period if it determines to proceed with an additional office;

E. The Company will expand its Web site to attempt to extract marketing information and data from users in order to obtain a basis for earning advertising revenue. The Company anticipates it will spend approximately $10,000 on expansion of its Web site over the next twelve month period;

F. The Company will purchase additional equipment to expand its digital video production studio and video production capabilities. The Company anticipates it will spend approximately $250,000 on additional production equipment over the next twelve month period.

In sum, the Company anticipates it will spend approximately $1,000,000 over the next twelve month period in pursuing its stated plan of operations. Of these anticipated expenditures, the Company anticipate that approximately $514,000 will be spent on it plan of operations in the next six months. Of this amount, the Company anticipates that $105,000 will be paid from operating revenues, approximately $200,000 will be paid from existing cash reserves from previously completed equity financings and approximately $225,000 will be raised by additional equity financings. ViaVid's actual expenditures and business plan may differ from this anticipated plan of operations. The Company's board of directors may decide not to pursue the stated plan of operations. In addition, the Company may modify its plan based on the available amounts of financing in the event that the Company cannot raise the required equity financings to complete its plan. The Company does not have any arrangement in place for any debt or equity financing that would enable it to meet its stated plan of operations.

In the event the Company is not successful in making any further sales of common stock, the Company anticipates that it could sustain its business operations for approximately six months without additional equity financing based on its current cash position and revenues.

The Company is currently receiving revenues from video production and hosting services. The Company anticipates an increase in revenue from production, advertising and hosting video footage and Web content if it is successful in increasing its customer base over the next twelve months.

Notwithstanding the above plan of operations, the Company anticipates it will have continuing operating losses in the foreseeable future. The Company bases this expectation in part on the following:

A. The Company will incur substantial marketing expense in order to advertise and promote its Web site, to establish a customer base and to increase the usage of its Web site.

B. Increased usage of ViaVid's Web site will lead to increased operating expenses and require additional capital expenditures on new computer equipment, software and technology.

C. ViaVid's operating expenses will continue to increase as it expands the technical capabilities of its Web site.

D. ViaVid's operating expenses will increase as it solicits potential customers and completes video productions for customers for broadcast via its Web site.

E. ViaVid's operating expenses will increase as it solicits potential advertisers and attempts to enter into agreements for advertising on its Web site.

F. ViaVid's operating expenses will increase as it undertakes to implement programs to monitor usage of its Web site and develop customer profiles of its users.

YEAR 2000 RISK

Background

Computer systems, software packages, and microprocessor dependent equipment may cease to function or generate erroneous data when the Year 2000 arrives. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the Year 2000, a four-digit date code field will be required to be what is commonly termed "Year 2000 compliant."

Readiness

The Company has completed an assessment of all internal systems and operations to determine Year 2000 compliance. The Company's assessment has included an assessment of computer hardware systems and web site operations systems. The Company has determined that its internal computer hardware systems and web site operations systems and operations are Year 2000 compliant. As such, the Company does not anticipate any material adverse operational issues to arise from the Year 2000 problem affecting internal systems and operations.

The Company has completed an upgrade of all third party licensed software to ensure Year 2000 compliance. The Company has relied upon the written representations of each of the third parties from whom the Company licenses third party software that the upgraded software is Year 2000 compliant. While the Company has relied upon representations of third parties, it cannot give any assurance that all third party licensed software will be Year 2000 compliant. The Company has implemented all Year 2000 software patches for the software used by it in its operations, including software patches for its Microsoft operating system. The Company will continue to implement any new software patches for Year 2000 problems provided by software manufacturers through to January 1, 2000.

The Company has investigated the Year 2000 compliance of all computer hardware purchased by it since commencement of operations. The Company has relied upon representations by hardware manufactures that all computer hardware purchased is Year 2000 compliant. While the Company has relied upon representations by manufacturers, it cannot give any assurance that all computer hardware will be Year 2000 compliant.

The Company has made inquires of its Internet service provider, AT&T Corp., as to the Year 2000 compliance of the Internet service provider's systems and operations. AT&T has given representations that its systems and operations are Year 2000 compliant. However, there is no assurance that the Company will not be affected by Year 2000 problems arising from problems with the Internet service provider's systems and operations or experienced by the Internet service provider as a result of third party problems.

Risks

The Company may realize exposure and risk if the systems on which it is dependent to conduct day-to-day operations are not year 2000 compliant. The Company's worst case scenario would be the inability of its Web site to function due to the inability of the computer hardware systems and Web site operations systems to function properly and disruptions to telecommunications services experienced by Internet service providers and their users throughout the world. Under this worst case scenario, the Company would not be able to continue operations and its Web site would be inoperable until such time as it had replaced or upgraded computer hardware or software
components.   If the Year 2000 problem affected the Company's
Internet service provider, the Web site would remain inoperable until the Internet service provider re-commenced operations or until a replacement Internet service provider had been found. In a worst case scenario, the Year 2000 problem would result in increased expenses being incurred and decreased revenues being earned or delay the realization of revenues from the Web site. The Company estimates that the cost of re-establishing operations with a replacement Internet service provider would be approximately $7,500. The Company is not able to estimate the potential loss of revenue and cost of business disruption resulting from a worst-case scenario with Year 2000 problems.

Estimated Year 2000 Costs

The Company estimates that its total internal cost for ensuring Year 2000 compliance for all internal systems to date is less than $10,000. The Company anticipates incurring internal costs of less than $5,000 in completing its Year 2000 compliance plan. The Company has not incurred any external cost in ensuring Year 2000 compliance in view of the fact that the Company has only recently commenced operations and has purchased computer hardware and software on the basis of representations by manufacturers as to Year 2000 compliance.

Contingency Planning

The Company is developing a contingency plan to address situations that may result if it is affected by Year 2000 problems. Contingency plans include back-up of all computer software databases. The Company is unable to make contingency plans if any significant number of the computers constituting the Internet fail to process dates properly for the year 2000 and there is a system-wide slowdown or breakdown. The Company's business is dependent on the continued successful operation of the Internet. Any interruption or significant degradation of Internet operations due to Year 2000 problems could harm the business.

                   PART II - OTHER INFORMATION

Item 1. 	Legal Proceedings

There are no legal proceedings pending or threatened against the Corporation.

Item 2. 	Changes in Securities and Use of Proceeds

The Registrant completed the issue of 497,000 common shares to a total of nine (9) purchasers pursuant to Regulation S during the period from May 15, 1999 to October 7, 1999. Each purchaser represented to the Registrant that the purchaser was a "Non-U.S. Person". The Registrant did not engage in distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view to their distribution. The Registrant made a determination that each of the purchasers was a sophisticated purchaser. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation S. All purchasers had adequate access to sufficient information about the Registrant to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

The Registrant completed the issue of 35,000 common shares to a total of three (3) purchasers pursuant to Regulation D of the Act on November 8, 1999. Each purchaser represented to the Registrant that the purchaser was an "accredited investor". Each purchaser represented their intention to acquire the securities for investment only and not with a view to their distribution. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation D. All purchasers had adequate access to sufficient information about the Registrant to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

		Exhibit Number	Description

		27.1	Financial Data Schedule

	(b)	Reports on Form 8-K

		None

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:	November 15, 1999            By: \s\ Brian Kathler
                                       __________________________
                                       Brian Kathler
                                       President