Form 10QSB
period 1999-12-31
VIAVID BROADCASTING INC
filed 2000-02-14
CIK 1079110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended DECEMBER 31, 1999

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to __________

      Commission File Number 0-26535

                            VIAVID BROADCASTING, INC.

        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                                       98-020-6168
---------------------------                                  -----------
(State or other jurisdiction of                              (IRS Employer
incorporation )                                              Identification No.)

3955 GRAVELEY STREET, BURNABY, BRITISH COLUMBIA              V5C 3T4
-----------------------------------------------              -------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code               604-669-0047
                                                             ------------

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding as of
               Class                                 January 28, 2000
               -----                                 -----------------
               Common Stock                          6,546,000 shares

                         PART 1 B FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ending December 31, 1999 are included with this Form 10-QSB. The unaudited financial statements for the nine months ending December 31, 1999 include:

     (a)  Consolidated Balance Sheet as of December 31, 1999 and March 31, 1999;

     (b) Consolidated Statement of Operations - Nine months ended December 31, 1999 and period from January 20, 1999, the date of incorporation, to March 31, 1999;

     (c) Consolidated Statement of Shareholders' Equity for the period ending December 31, 1999;

     (d) Consolidated Statement of Cash Flows - Nine months ended December 31, 1999 and period from January 20, 1999, the date of incorporation, to March 31, 1999;

     (e)  Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that can be expected for the year ending March 31, 2000.


                              FINANCIAL STATEMENTS

                            VIAVID BROADCASTING INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                DECEMBER 31, 1999

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

===========================================================================================================================
                                                                                               December 31,       March 31,
                                                                                                       1999            1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash                                                                                   $       81,872   $      163,406
    Accounts receivable                                                                             9,830            6,841
                                                                                           --------------   --------------

                                                                                                   91,702          170,247

CAPITAL ASSETS (Note 4)                                                                           155,623           17,510
                                                                                           --------------   --------------

                                                                                           $      247,325   $      187,757
===========================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                               $       15,502   $        6,866
    Due to related parties                                                                             62            8,459
                                                                                           --------------   --------------

                                                                                                   15,564           15,325
                                                                                           --------------   --------------

SHAREHOLDERS' EQUITY
    Capital stock
       Authorized
              25,000,000  common shares with a par value of $0.001 per share
       Issued
               6,421,000  common shares (5,884,000 at March 31, 1999)                                                5,884
                                                                                                    6,421

    Additional paid-in capital                                                                    774,679          238,216
    Deficit accumulated during the development stage                                             (549,339)         (71,668)
                                                                                           --------------   --------------

                                                                                                  231,761          172,432
                                                                                           --------------   --------------

                                                                                           $      247,325   $      187,757
===========================================================================================================================

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)




        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

==============================================================================================================================
                                                                                                                  Period From
                                                                                                                Incorporation
                                                                               Cumulative                                  on
                                                                                     From         Nine Month      January 20,
                                                                            Incorporation       Period Ended          1999 to
                                                                          to December 31,       December 31,        March 31,
                                                                                     1999               1999             1999
------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                          $  25,543          $  22,107        $   3,436
                                                                                 ---------          ---------        ---------

EXPENSES
    Consulting                                                                     200,201            163,387           36,814
    Depreciation                                                                    45,758             37,709            8,049
    Internet, website and graphics                                                  70,203             70,203               --
    Office and miscellaneous                                                        68,827             61,718            7,109
    Professional fees                                                               61,023             51,092            9,931
    Rent                                                                            44,375             36,577            7,798
    Salary and benefits                                                             56,096             51,807            4,289
    Telephone                                                                        9,827              8,713            1,114
    Travel and entertainment                                                        18,572             18,572               --
                                                                                 ---------          ---------        ---------

                                                                                   574,882            499,778           75,104
                                                                                 ---------          ---------        ---------

LOSS FOR THE PERIOD                                                              $(549,339)         $(477,671)       $ (71,668)
==============================================================================================================================

LOSS PER SHARE                                                                   $   (0.09)         $   (0.08)       $   (0.01)
LOSS PER SHARE, FULLY DILUTED                                                    $   (0.07)         $   (0.06)       $   (0.01)
==============================================================================================================================








        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

==============================================================================================================================
                                                                                                      Deficit
                                                        Common Stock                              Accumulated
                                                ------------------------------     Additional      During the
                                                        Number                        Paid-in     Development
                                                     of Shares         Amount         Capital           Stage           Total
------------------------------------------------------------------------------------------------------------------------------
Issued shares for acquisition (Note 3)                5,100,000      $   5,100       $      --       $      --       $   5,100

Issued shares for cash at $0.01 per share               500,000            500           4,500              --           5,000

Issued shares for cash at $0.50 per share               100,000            100          49,900              --          50,000

Issued shares for cash at $1.00 per share               184,000            184         183,816              --         184,000

Loss for the period                                          --             --              --         (71,668)        (71,668)
                                                      ---------      ---------       ---------       ---------       ---------

Balance at March 31, 1999                             5,884,000          5,884         238,216         (71,668)        172,432

Issued shares for cash at $1.00 per share               537,000            537         536,463              --         537,000

Loss for the period                                          --             --              --        (477,671)       (477,671)
                                                      ---------      ---------       ---------       ---------       ---------

Balance at December 31, 1999                          6,421,000      $   6,421       $ 774,679       $(549,339)      $ 231,761
==============================================================================================================================






        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

==============================================================================================================================
                                                                                                                  Period From
                                                                               Cumulative                       Incorporation
                                                                                     From         Nine Month       on January
                                                                            Incorporation       Period Ended      20, 1999 to
                                                                          to December 31,       December 31,        March 31,
                                                                                     1999               1999             1999
------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
    Loss for the period                                                         $(549,339)         $(477,671)       $ (71,668)
    Items not affecting cash
       Depreciation                                                                40,323             37,709            2,614
       Write-down of goodwill                                                       5,435                 --            5,435

    Changes in non-cash working capital items
       Increase in accounts receivable                                             (9,830)            (2,989)          (6,841)
       Increase in accounts payable                                                15,502              8,636            6,866
                                                                                ---------          ---------        ---------

    Net cash used in operating activities                                        (497,909)          (434,315)         (63,594)
                                                                                ---------          ---------        ---------

INVESTING ACTIVITIES
    Acquisition of capital assets                                                (195,946)          (175,822)         (20,124)
    Acquisition of subsidiary                                                        (335)                --             (335)
                                                                                ---------          ---------        ---------

    Net cash used in investing activities                                        (196,281)          (175,822)         (20,459)
                                                                                ---------          ---------        ---------

FINANCING ACTIVITIES
    Proceeds from common shares                                                   776,000            537,000          239,000
    Loans from related parties                                                         62             (8,397)           8,459
                                                                                ---------          ---------        ---------

    Net cash provided by financing activities                                     776,062            528,603          247,459
                                                                                ---------          ---------        ---------

CHANGE IN CASH FOR THE PERIOD                                                      81,872            (81,534)         163,406

CASH, BEGINNING OF PERIOD                                                              --            163,406               --
                                                                                ---------          ---------        ---------

CASH, END OF PERIOD                                                             $  81,872          $  81,872        $ 163,406
==============================================================================================================================


SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, INVESTING, AND
FINANCING ACTIVITIES
    Shares for purchase of subsidiary                                           $      --          $      --        $   5,100
    Cash paid during the period for interest                                          222                222               --
    Cash paid during the period for income taxes                                       --                 --               --
==============================================================================================================================




        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
DECEMBER 31, 1999
--------------------------------------------------------------------------------

1.   NATURE AND CONTINUANCE OF OPERATIONS

     ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. On January 27, 1999, the Company completed the acquisition of ViaVid Broadcasting Corp., a Canadian company operating in Vancouver, British Columbia, Canada.

     The Company was incorporated in order to create a global internet video broadcasting company that offers a network of video services utilizing streaming video technology. ViaVid's VBC News 1 Channel provides viewers with interviews from company officials across the United States and Canada. Broadcasts on ViaVid are produced live and to tape and are archived on the ViaVid site for instant on demand video. Interviews can also be linked to other company's sites allowing ViaVid to gain additional viewers from other sites. ViaVid has also launched other Channels such as the Entertainment, Health & Lifestyles and Sports.

     ViaVid moved to its new studio and production facility in Burnaby, British Columbia in November 1999 and has been producing live internet broadcasts since December 1999.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss of $549,339 for the period from inception to December 31, 1999. The Company anticipates expending approximately $1,000,000 over the next twelve month period in pursuing its anticipated plan of operations. The Company anticipates covering these costs by operating revenues and additional equity financing. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)
DECEMBER 31, 1999
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

     FOREIGN CURRENCY TRANSLATION

     Financial statements of the Company's Canadian subsidiary are translated using the temporal method whereby all monetary assets and liabilities are translated into U.S. dollars at the rate of exchange at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Income and expenses are translated at rates, which approximate those in effect on transactions dates. Gains and losses arising from restatement of foreign currency monetary assets and liabilities at each period end are included in earnings.

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1999
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

4.   CAPITAL ASSETS

=======================================================================================================================
                                                                                                Net Book Value
                                                                                       --------------------------------
                                                                           Accumulated      December 31,      March 31,
                                                                  Cost    Depreciation              1999           1999
-----------------------------------------------------------------------------------------------------------------------
Computer equipment                                     $      117,931  $       27,933  $       89,998    $       10,229
Office furniture                                               17,441           3,084          14,357             4,953
Telephone equipment                                             2,723             582           2,141             1,834
Video equipment                                                57,851           8,724          49,127               494
                                                       --------------  --------------  --------------    --------------
                                                       $      195,946  $       40,323  $      155,623    $       17,510
=======================================================================================================================

5.   CAPITAL STOCK

     The Company granted 950,000 stock options to directors and employees on November 24, 1999. Each stock option is exercisable at $1.00 per share expiring on November 24, 2003.

     Subsequent to December 31, 1999, 525,000 of the stock options referred to above were terminated and the Company issued 125,000 shares on the exercise of stock options.

6.   RELATED PARTY TRANSACTIONS

     During the nine month period, the Company entered into the following transactions with related parties:

     a)   Paid consulting fees as follows:

          -    $96,734  (March 31,  1999 - $20,074)  to three  directors  of the
               Company

          -    $22,911 (March 31, 1999 - $6,574) to an officer of the Company

          -    $Nil (March 31, 1999 - $1,673) to a director of the subsidiary

     b) Paid salary of $25,526 (March 31, 1999 - $4,015) to an officer of the Company.

7.   INCOME TAXES

     The Canadian operating loss for the period to date of $549,339, may be carried forward and applied against taxable income in future years. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements. The Company has not commenced operations in the U.S.A., therefore, there is no income or loss to report.

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

The Company completed the move of its head office and production facilities to 3955 Graveley Street, Burnaby, British Columbia, Canada V5C 3T4 in the beginning of November, 1999. The Company remains obligated under the lease for its former premises at Suite 520, 625 Howe Street, Vancouver, British Columbia, Canada V6C 2T6 until February 29, 2000.

RESULTS OF OPERATIONS

Sales. ViaVid's revenues were $22,107 for the nine month period ending December 31, 1999, compared to revenues of $3,436 for the period from January 20, 1999, the date of its incorporation, to March 31, 1999. The Company achieved revenues of $6,554 for the quarter ended December 31, 1999 as compared to $9,785 for the quarter ended September 30, 1999. The decrease in revenues for this quarter is due to the Company's move into it's new facilities and its concentration on providing live broadcasts. ViaVid's revenues were achieved primarily from video production and Internet broadcast services provided to its customers. The Company also achieved revenues from hosting services provided to customers

Revenue. The Company's revenues are minimal in comparison to its operating expenses as the Company is currently in the start-up phase of its operations. The Company is attempting to increase its future revenues by completing its plan of operations, as discussed below. In addition, the Company commenced "live" Internet broadcasts in December, 1999. ViaVid's objective is to attract corporate sponsorship and advertising for these "live" Internet broadcasts.

Operating Expenses. ViaVid's operating expenses were $499,778 for the nine month period ending December 31, 1999, compared to operating expenses of $75,104 for the period from January 20, 1999 to March 31, 1999. ViaVid's operating expenses for the quarter ended December 31, 1999 were $239,963 as compared to $153,304 for the quarter ended September 30, 1999. The increase in operating expenses during this quarter was due to the move to the new production facilities and the additional expenses incurred to run a live feed from the studio. The Company will incur additional operating expenses as it continues to provide live broadcast feeds of its productions on the Internet. The Company will continue to have operating expenses in connection with the continued up-grade of its Web site. The Company also anticipates that operating expenses will increase as the number of video productions which the Company produces and broadcasts for its customers increases.

Net Loss. ViaVid's net loss was $477,671, or $0.08 per share, for the nine months ending December 31, 1999. Fully diluted loss per share $0.06. Its net loss was $71,668, or $0.01 per share, for the period from January 20, 1999 to March 31, 1999. ViaVid's net loss for the quarter ended December 31, 1999 was $233,409 as compared to $143,519 for the quarter ended September 30, 1999. Its net loss reflects the fact that the Company has not earned significant revenues to date.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through sales of the Company's equity securities.

The Company had cash of $81,872 as of December 31, 1999, compared to cash of $163,406 as of March 31, 1999.

The Company realized net proceeds of $537,000 from the sales of its equity securities during the nine month ending December 31, 1999. These proceeds were used to finance the Company's operating activities.

The Company plans on meeting its operating expenses during the next quarter by focussing on generating revenues through advertisements on the live broadcasts, video productions for broadcast on its website and hosting of video productions.

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

In sum, the Company anticipates it will spend approximately $1,000,000 over the next twelve month period in pursuing its stated plan of operations. Of these anticipated expenditures, the Company anticipates that approximately $514,000 will be spent on its plan of operations in the next six months. Of this amount, the Company anticipates that $105,000 will be paid from operating revenues, approximately $80,000 will be paid from existing cash reserves from previously completed equity financings and approximately $329,000 will be raised by additional equity financings. ViaVid does not have any present plans or commitments to raise this additional capital. ViaVid's actual expenditures and business plan may differ from this stated plan of operations. Although ViaVid has no present plans or proposals pending, a strategic alliance relating to one aspect of streaming content or encoding may cause the Board of Directors to modify its plans. In addition, ViaVid may modify its plan of operations based on the available amounts of financing in the event that it cannot obtain the required equity financings to complete its plan of operations. ViaVid does not have any arrangement in place for any debt or equity financing which would enable it to meet its plan of operations.

In the event the Company is not successful in arranging any further sales of common stock, the Company anticipates that it could sustain its business operations for approximately six months without additional equity financing based on its current cash position and revenues.

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


RISKS

YEAR 2000 ISSUE

At the end of 1999 there was a concern that computer systems, software packages, and microprocessor dependent equipment would cease to function or generate erroneous data when the Year 2000 arrived. The problem was anticipated with those systems or products that were programmed to accept a two-digit code in date code fields. To correctly identify the Year 2000, a four digit date code field was required to be what is commonly termed "Year 2000 compliant".

We completed an assessment of all internal systems and operations to determine Year 2000 compliance. Our assessment included an assessment of computer hardware systems and Web site operations systems. We determined that our internal computer hardware systems and Web site operations systems and operations were Year 2000 compliant.

We completed an upgrade of all third party licensed software to ensure Year 2000 compliance. We implemented all Year 2000 software patches for the software used by us in our operations, including software patches for our Microsoft operating system. We also investigated the Year 2000 compliance of all computer hardware purchased by us since commencement of operations. We made inquiries of our Internet service provided, AT&T Corp., as to the year 2000 compliance of the Internet service provider's systems and operations and representations were made that our systems and operations are Year 2000 compliant.

We did not experience any problems with our computer system or Web site operations as a result of Year 2000 problems. Our Web site and computer systems were able to continue operations without experiencing any down-time or interruptions.

We estimate that our total internal cost for ensuring Year 2000 compliance for all internal systems to be less than $10,000. We did not incur any external cost in ensuring Year 2000 compliance in view of the fact that we have only recently commenced operations and purchased computer hardware and software on the basis of representations by manufacturers as to Year 2000 compliance.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

With the exception of historical matters, the matters discussed in this 10QSB are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this report regarding the plans and objectives of management for our future operations, including plans or objectives relating to our intentions to provide Internet news broadcasting and other dissemination services and other products or services, as well as any prospective financial information concerning us. Forward-looking statements made in this report include the assumptions made by management as to the future growth and business direction of the Internet, e-commerce through the facilities of the Internet and the role of video production and Internet news broadcasting and dissemination services on the Internet. They also include our beliefs as to the importance of privacy to users, their willingness to divulge certain demographic information regarding themselves, to view our news broadcasting services and programs, as well as our plans to improve the capabilities of our servers and facilities. They also include our beliefs as to the willingness of small-cap public companies to broadcast corporate news and information on the internet and for us to derive revenues from providing this service. We cannot assure you that our assumptions in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet based broadcast services for the dissemination of their news information, realizing material amounts of advertising or other revenues or achieving any commercial advantage relative to other Internet companies. Our ability to realize revenues from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our advertising and other growth plans or plans to realize revenues fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein. They are also described in our Registration Statement on Form 10-SB, as amended, in our Quarterly Reports on Form 10-QSB, our Current Reports on Form 8-K and our Registration Statement SB-2. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.


                                  RISK FACTORS

RISKS APPLICABLE TO OUR BUSINESS

EXTREMELY LIMITED OPERATING HISTORY; HISTORY OF NET LOSSES

We have had an extremely limited operating history. Our business was established in January 1999 and our Web site began operations on the Internet in February 1999. Our total revenues since inception through December 31, 1999 were $25,543. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development particularly in the new and rapidly evolving market for Internet products, content and services. We cannot assure you that we will be successful in addressing such risks. We cannot assure you that our revenue will grow sufficiently to assure our future success. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

The report of our independent auditors on their audit of our financial statements as of March 31, 1999 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and the necessity to obtain additional financing. At both March 31, 1999 and December 31, 1999, we did not have available to us the funds necessary to meet our anticipated capital needs. At December 31, 1999, we had cash of $81,872. We anticipate that our expenses for the quarter ended March 31, 2000 will exceed this amount. Accordingly, in order to meet our plan of operations, we will need to raise additional capital. We have no present plans or commitments to raise this additional capital. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

As a result of our limited Internet operating history, we have limited meaningful historical financial data upon which our planned operating expenses can be based. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue and will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast.

In addition, there can be no assurance that we will be able to accurately predict our revenue, particularly in light of the unproven manner in which we intend to derive our Internet revenue, the intense competition for the sale of products and services on the Web, revenue-sharing opportunities, our limited operating history and the uncertainty as to the broad acceptance of the Web as a news broadcasting medium. We may be unable to adjust our spending in a timely manner to compensate for disappointing results of our marketing efforts and efforts to develop Internet revenue, any unexpected revenue shortfall or other unanticipated changes in the Internet industry. Our failure to accurately make such predictions or adjustments in our spending would have a material adverse effect on our business, results of operations and financial condition.

POSSIBLE INABILITY TO IMPLEMENT OUR BUSINESS STRATEGY

Our business strategy includes completion of the following business objectives:

o Attracting public companies and other financial industry customers who are prepared to pay for having us prepare digital video productions and broadcast these video productions on our Web site. We have only recently begun to seek payment from customers for these video productions;

o Continuing to expand the usage of our Web site by attracting both financial industry customers and viewers;

o    Expanding the functionality and capability of our Web site;

o Attracting advertising to our Web site and establishing other revenue generating opportunities for our Web site;

o    Responding to competitive developments;

o    Implementing and executing our business strategy successfully; and

o    Continuing to develop and upgrade our technologies and our Web site.

If we are not successful in implementing all components of our business strategy successfully, our operating results and financial condition may be harmed and our business may fail.

POSSIBLE INABILITY TO GENERATE REVENUES AND PROFITABLE OPERATIONS

We have earned minimal revenues to date and we are presently not profitable. Our business and marketing strategy contemplates that we will earn revenues from public customers who pay for the broadcast of digital video productions on the Internet via our Web site and through advertising posted on our Web site. If we are not able to generate revenues from these activities or if the revenues generated do not exceed the operating costs of our business, then our business will not be profitable and our business may fail.

ANTICIPATED LOSSES IN FUTURE PERIODS

We incurred a loss of $71,668 for our first fiscal period ending March 31, 1999. We incurred a loss of $477,671 for the nine month period ending December 31, 1999. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

o We will incur substantial marketing expense in order to advertise and promote our Web site, to establish a customer base and to increase usage of our Web site.

o We expect that increased usage of our Web site will lead to increased operating expenses and require additional capital expenditures on new computer equipment, software and technology.

o We expect our operating expenses will continue to increase as we expand the technical capabilities of our Web site.

o We expect our operating expenses will increase as we solicit potential customers and complete video productions for customers for broadcast via our Web site.

o We expect our operating expenses will increase as we solicit potential advertisers and attempt to enter into agreements for advertising on our Web site.

o We expect our operating expenses will increase as we undertake to implement programs to monitor usage of our Web site and develop customer profiles of Web site users.

If our operating expenses increase as anticipated, we will realize losses for the foreseeable future.

LOCAL NATURE OF OUR PRESENT OPERATIONS

We focused our operations initially on public companies located in Vancouver, British Columbia. We are able to provide services to companies located in other markets, but our ability to provide on-location productions has been constrained by financial and manpower limitations. At present, we have produced only a few events outside the Vancouver area. Our objective is to expand production of news and information throughout the United States and Canada, as well as elsewhere. This sort of expansion, however, is subject to available funding and our ability to market our services in diverse areas. There can be no assurance that we will be successful in developing our business plan throughout these areas.

DEPENDENCE ON ADVERTISING REVENUE

We intend to derive the principal portion of our revenue from the sale of advertising on our Internet site, and we intend that advertising revenue will continue to be the principal source of our revenue in the foreseeable future.

Our ability to generate advertising revenue will depend on several factors, including:

     o    the continued development of the Internet as an advertising medium,

     o    the pricing of advertising on other Internet sites,

     o    the amount of traffic on our site,

     o    pricing pressures, delays and new product launches,

     o our ability to achieve, demonstrate and maintain user demographics attractive to advertisers, and

     o    our ability to develop and retain a skilled advertising sales force.

Others engaged in seeking to attract users to their Internet sites have significantly greater assets and substantially larger advertising budgets than we have. These limitations on our advertising budget can be expected to adversely affect our ability to attract users to our site.

We believe Internet advertising typically slows in the first quarter of the year. Seasonality and cyclicality in the level of Internet advertising expenditures generally could become more pronounced in the future as the Internet becomes more accepted as an advertising vehicle.

MANAGEMENT OF GROWTH AND RELATIONSHIPS; BRIEF TENURE OF MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

In developing our business plan, we expect to be required to establish and manage multiple relationships with various strategic providers of services, technology licensors, marketers and other third parties. To date, only a limited number of such relationships have been established. These requirements to enter into these relationships will be exacerbated in the event of our material growth or in the number of third party relationships, and there can be no assurance that our systems, procedures or controls will be adequate to enable us to establish and enter into these relationships, to support any substantial growth in our operations or that our management will be able to implement or manage any growth effectively.

To effectively manage growth, we must establish, implement and improve operational, financial and management information systems and expand, train and manage our employee base. Our development is and will continue to be substantially dependent on the abilities and performance of our executive officers and other key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our prospects, business development, and results of operations and financial condition. Competition for senior management, experienced sales and marketing personnel, qualified Web engineers and other employees is and is expected to continue to be intense. There can be no assurance that we will be successful in attracting and retaining such personnel. There can be no assurance that we may not experience difficulty from time to time in hiring and retaining the personnel necessary to support the growth of our business. Our failure to successfully manage our personnel requirements would have a material adverse effect on our business, results of operations and financial condition.

Our performance is substantially dependent on the continued services and performance of our senior management and other key personnel, including Brian Kathler, President and a Director, Paul Watkins, a Director, Robert Gamon, a Director, David Formosa, a Director, James King, a Director, and Cheryl Watkins, Secretary and Treasurer. Cheryl Watkins is the wife of Paul Watkins. We do not have long-term employment agreements with any of our key personnel and maintain no "key person" life insurance policies. Our future success also depends on our ability to identify, attract, retain and motivate highly skilled, technical, managerial, sales, marketing and customer service personnel. Competition for such persons is intense. We cannot assure you that we will be able to attract or retain such personnel. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON THIRD PARTIES FOR INTERNET TRAFFIC

We believe that traffic originating from links we intend to seek to establish on other Internet sites (particularly search engines, directories and other navigational tools managed by Internet service providers and Web browser companies) will be an important segment of the overall traffic on our Internet site. These linking arrangements are expected to be either short-term contracts and/or be able to be terminated with little notice. There is intense competition for these types of linking arrangements. We cannot assure you that these arrangements will be able to be created or that advertising or links will be available on reasonable commercial terms or at all. Likewise, we cannot assure you that any such relationships, once established, will be maintained and continued. Our failure to establish and retain these links can be expected to adversely affect our ability to attract persons to our site.

DEPENDENCE ON LICENSED TECHNOLOGY

We rely on certain technology licensed from third parties for use in operating and managing our Internet site and providing related services to users and advertisers. We cannot assure you that such technology licenses will be available at all, that they will be available on reasonable commercial terms or that they will operate as intended.


RISKS APPLICABLE TO INTERNET BUSINESS ACTIVITIES

UNPREDICTABILITY  OF  FUTURE  REVENUE;   POTENTIAL   FLUCTUATIONS  IN  QUARTERLY
OPERATING RESULTS

As a result of the evolving nature of the Internet and our limited operating history, we cannot accurately forecast our revenue. Current and future expense levels are based principally on anticipated future revenues and, as we increase the scope of our activities, these expenses, to a large extent, will increase and become fixed. Accordingly, we may be unable to adjust spending to compensate for shortfalls in our anticipated revenues. If our revenues do not materialize as anticipated, this could have an immediate material adverse effect on our business, financial condition and results of operations which could lead to an investor's loss of his investment in our company.

Our quarterly operating results may fluctuate significantly because of a variety of factors, many of which are outside our control, including:

o    overall usage levels of the Internet and of our sites in particular,

o    demand for Internet advertising and the loss of advertisers,

o    seasonal trends in Internet use and advertising,

o    the amount and timing of our capital expenditures,

o costs relating to the expansion of our operations and the introduction of new sites and services and Channels,

o    price competition or pricing changes in Internet advertising, and

o    costs relating to technical difficulties or system downtime.

Quarterly comparisons of our results of operations are not expected to be a reliable indication of our future performance.

DEPENDENCE ON GROWTH IN INTERNET USE AND ACCEPTANCE AS AN ADVERTISING AND COMMERCE MEDIUM

Our future revenue will depend largely on the widespread acceptance and use of the Internet as an information source and as an advertising and commerce vehicle. Rapid growth in Internet use is a recent trend and market acceptance of the Internet as an advertising and commercial medium is highly uncertain. The Internet may not be accepted as a viable advertising and commerce medium for distribution of information and engaging in commerce for a number of reasons, including:

     o    inadequate development of the network infrastructure,

     o    inadequate development of enabling technologies,

     o    insufficient commercial support for Internet advertising,

     o    concerns about privacy and security among users, and

     o lack of widely accepted standards for measuring the effectiveness of advertising on the Internet.

RAPID TECHNOLOGICAL CHANGE

The market for Internet products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. We will be required to continually improve the performance, features and reliability of our infrastructure and Internet site, particularly in response to competition and changing customer demands. We cannot assure you that we will be successful in responding rapidly, cost-effectively or adequately to such developments.

COMPETITION

The business of broadcasting news through the Internet is new, rapidly evolving and extremely competitive. We compete with a variety of other companies who offer competing means of broadcasting financial news and corporate information through the Internet, substantially all of whom are larger and more well established than we are. We expect new competitors to enter into this market due to the expansion of use of the Internet and changes in technology that will increase the ability of companies to use video streaming technology on the Internet. Substantially all of our current competitors have significantly greater financial, technical, marketing and other resources than we do. If we experience increased competition in the business of broadcasting news and video productions on the Internet, our ability to obtain customers and achieve revenues for our services will be limited. In addition, the potential rates that we may be able to charge for advertising on our Web site may decrease if the growth of the Internet and electronic commerce brings increased competition.

Competition among Internet content providers, including news broadcasters, is intense and is expected to increase significantly in the future. The market for Internet content sites is rapidly evolving and barriers to entry are low, enabling newcomers to launch competitive sites at relatively low cost. We believe we compete most directly with Pseudo Programs, Inc. However, we also generally compete for users and advertisers with a large number of Internet portals, search sites and content aggregators, general news sites (such as those provided by CNN and ABC) and general purpose online service providers (such as America Online and MSN). In addition, we compete with traditional media content businesses such as newspapers, magazines, radio and television. In order to compete successfully and attract users, advertisers and strategic partners, we must provide high quality, engaging content in a timely and cost-effective manner. We cannot assure you that we will be able to do so. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

NEW SERVICE RISKS

Our future success may depend in part on our ability to expand our Internet site to include new subject matters and services and other Internet sites. Costs related to developing new content areas and services are expensed as they are incurred while revenue related to these new content areas and services typically builds over time and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new launches. In addition, we cannot assure you that any new areas or services will be developed in a timely or cost-effective manner or that they will be successful.

RISKS ASSOCIATED WITH BRAND DEVELOPMENT

We believe brand identity is important to attracting and expanding our user base, Internet traffic and advertising and commerce relationships. We believe the significance of brand and name recognition will intensify as the number of Internet sites increases. We cannot assure you that we will be able to continue to develop our brand.

RISK OF CAPACITY CONSTRAINTS AND SYSTEM DISRUPTIONS

The performance and reliability of our Internet site and network infrastructure are critical to our reputation and ability to attract and retain users, advertisers and strategic partners. Any system error or failure, or a sudden and significant increase in traffic, may result in the unavailability of our site and significantly delay response times. Individual, sustained or repeated occurrences could result in a loss of potential or existing users, advertisers or strategic partners. In addition, because our advertising revenue is expected to directly relate to the number of advertisements we deliver to users, system interruptions or delays would reduce the number of impressions delivered and thereby reduce our revenue.

Our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, telecommunications failures and computer hacking. We also rely on Web browsers and online service providers to provide Internet access to our sites. We cannot assure you that we will be able to expand our network infrastructure, either internally or through use of third-party hosting systems or service providers, on a timely basis sufficient to meet demand. We presently have only a limited amount of redundant facilities or systems, no formal disaster recovery plan and no sufficient business interruption insurance to compensate for losses that may occur. Any interruption to our systems or operations could have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our communications hardware and computer hardware is located at a leased facility in Burnaby, British Columbia, Canada. Our systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. We do not presently have fully redundant systems and have not yet completed implementing a formal disaster recovery plan. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptive problems. If our computer systems fail to operate for any of these reasons, then we will not be able to operate our Web site or achieve revenues from customers and advertisers and our business will be harmed.

SECURITY RISKS

Our system may be vulnerable to unauthorized access, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. We may be required to expend significant resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Although we intend to continue to implement industry-standard security measures, such measures may be inadequate.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by U.S. and Canadian federal, state, provincial, local and foreign governmental organizations. It is possible that a number of laws or regulations may be adopted with respect to the Internet relating to such issues as user privacy, user screening to prevent inappropriate uses of the Internet by, for example, minors or convicted criminals, taxation, infringement, pricing, content regulation, quality of products and services and intellectual property ownership and infringement. The adoption of any such laws or regulations may decrease the growth in the use of the Internet, which could, in turn, decrease the demand for our community, increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial condition.

Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that any legislation will not be enacted in the future that could expose us to substantial liability. Legislation could also dampen the growth in the use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium. The result could, thereby, have a material adverse effect on our business, results of operations and financial condition.

It is also possible that our use of "cookies" to track demographic information and user preferences and to target advertising may become subject to laws limiting or prohibiting their use. A "cookie" is a bit of information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge. A user is generally able to remove cookies. Germany, for example, has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of our use of cookies could limit our effectiveness in targeting of advertisements, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, a number of legislative proposals have been made at the U.S. and Canadian federal, state, provincial and local level that would impose additional taxes on the sale of goods and services over the Internet and certain jurisdictions have taken measures to tax Internet-related activities. The U.S. Congress enacted the Internet Tax Freedom Act on October 21, 1998 which imposes a national moratorium in the United States on state and local taxes on Internet access services, on-line services, and multiple or discriminatory taxes on electric commerce effective October 1, 1998 and ending three years after its enactment. There can be no assurance that, once such moratorium is lifted, some type of U.S. federal and/or state taxes will be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of commerce on the Internet and as a result, our opportunity to derive financial benefit from these activities may be adversely affected.

In addition to the foregoing areas of recent legislative activities, several telecommunications carriers are currently seeking to have telecommunications over the Web regulated by the U.S. Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. In addition, because the growing popularity and use of the Web have burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers have petitioned the FCC to regulate ISPs and OSPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions is granted, or the relief sought is otherwise granted, the costs of communicating on the Web could increase substantially, potentially slowing growth in use of the Web. This could, in turn, decrease demand for our services or increase our cost of doing business.

Due to the global nature of the Web, it is possible that, although our transmissions over the Internet originate primarily in British Columbia, Canada, the governments of various states in the United States and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate such laws or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on our business, results of operations and financial condition.

In addition, as our services are available over the Internet in multiple foreign countries, provinces, states and other jurisdictions, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. We are qualified to do business only in British Columbia, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, results of operations and financial condition.

LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB; ABSENCE OF LIABILITY INSURANCE

Because materials may be downloaded by users of our Web site and subsequently distributed to others, there is a potential that claims will be made against us for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of these materials, including financial and other information disseminated by use of our Web site by the small-cap public companies that are our customers. Such claims have been brought, and sometimes successfully pressed, against OSPs for example, in the past. We have received inquiries from time to time from third parties regarding such matters, all of which have been resolved to date without any payments or other material adverse effect on us.

In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use. We could also be exposed to liability with respect to the offering of third party content that may be accessible through our Web site, or through content and materials that may be posted by Members on their personal Web sites or chat rooms, or on-line discussions offered by us. Such claims might include, among others, that by directly or indirectly hosting the personal Web sites of third parties, we are liable for copyright or trademark infringement, or other wrongful actions by such third parties through such Web sites.

It is also possible that if any third party content information provided on our web site contains errors, third parties could make claims against us for losses incurred in reliance on such information. Even to the extent that such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of our services to Members and visitors.

Currently, we do not carry general liability insurance intended to protect us from any liability arising out of the foregoing. In any event, however, insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage would have a material adverse effect on our business, results of operations and financial condition. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use.

RELIANCE ON INTELLECTUAL PROPERTY RIGHTS

To establish and protect our trademark, service mark and other proprietary rights in its products and services, we rely on a combination of:

     o copyright, unfair competition, trademark, service mark and trade secret laws and

     o confidentiality agreements with our licensees and other third parties and confidentiality agreements and policies covering its employees.

We cannot assure you that these measures will be adequate, that we will be able to secure registrations for all of our marks in the U.S. or internationally or that third parties will not infringe upon or misappropriate our proprietary
rights.  Any  infringement  or  misappropriation,   or  litigation
relating to intellectual property rights, may have a material adverse effect on our business, financial condition and results of operations.

We have applied to the United States Trademark office for registration of "ViaVid" as a trademark in the United States. We have also applied to the Canada Patent and Trademark Office for registration of "ViaVid" as a trademark in Canada. No trademark has been issued to us for "ViaVid" in either the United States or Canada. We are not aware of any other companies currently using the name "ViaVid". We have conducted searches of trademark databases in both the United States and Canada and have not found any registration of the name "ViaVid" as a trademark. There is no assurance that we will be able obtain a trademark for the "ViaVid" name, or that once obtained it will stand up to objections by others who have made prior use of the name. Also, there can be no assurance that we will obtain any significant commercial advantage from this trademark if granted or that we will have the financial resources to protect our rights in the name through legal proceedings or otherwise. It is also possible that our competitors or others will adopt product or service names similar to "ViaVid" or other similar service marks or trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect the name "ViaVid" adequately could have a material adverse effect on our business, results of operations and financial condition.

Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related business are uncertain and evolving. In particular, new registration and ownership priority procedures may be adopted which may make it more difficult for us to retain or obtain desirable domain names.

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

Our officers and Directors own approximately 79% of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

DIFFICULTIES IN CREATING AWARENESS OF OUR WEB SITE

We believe that development and awareness of our Web site is critical to our success in attracting consumers and advertisers. The importance of customer awareness will increase as low barriers to entry encourage the proliferation of Web sites. We intend to increase our marketing and advertising spending in order to attract and retain users and advertisers, and to promote and maintain awareness of our Web site in response to competitive pressures. If we are unsuccessful in building strong recognition of our Web site and if our marketing efforts are not successful, we will not be successful in attracting customers for our Web site and earning revenues from our Web site with the result that our business will be harmed.

The success of our business will depend on acceptance of our business format by customers of the video production and Internet broadcast service that we offer. There is no assurance that potential customers will accept the format of our Web site. Potential customers have a variety of competing means for which to disseminate corporate information and news, both via the Internet and through traditional commercial means. If we are not successful in creating an awareness of our Web site and attracting users to our Web site, then we will not be successful in achieving revenues and our business will be harmed.

EXPENSE OF TECHNOLOGICAL DEVELOPMENTS AND EQUIPMENT UPGRADES

The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and consumer demands. It is possible that the introduction of new technology could render our existing Web site technology and the services we offer obsolete. We anticipate that the introduction of new technology will require us to continually upgrade and change our Web site technology in order to maintain our competitive position and offer competitive services. We anticipate that the incorporation of new technology into our Web site will result in us incurring increased operating expenses. If we are required to incur these expenses and increased revenues do not match these expenses, our business will be harmed. If we do not incorporate new technology into our Web site operations, then our competitive position and our ability to attract customers and advertisers may be harmed.

RISKS APPLICABLE TO THE MARKET FOR OUR COMMON STOCK

NO ACTIVE PRIOR PUBLIC  MARKET FOR COMMON  STOCK;  POSSIBLE  VOLATILITY OF STOCK
PRICE

Prior to January 4, 2000, there was no active public market for our Common Stock. Since then, our Common Stock has been quoted on the OTC Bulletin Board. There can be no assurance that an active trading market for our Common Stock will be sustained or that the market price of our Common Stock will not decline based upon market or other conditions. The market price may bear no relationship to our revenues, earnings, assets or potential and may not be indicative of our future business performance. The trading price of our Common Stock has been and can be expected to be subject to wide fluctuations in response to variations in our quarterly results of operations, the gain or loss of significant strategic relationships, unanticipated delays in our development, changes in estimates by analysts, announcements of technological innovations or new solutions by us or our competitors, general conditions in the technology and Internet sectors and in Internet-related industries, other matters discussed elsewhere in this report and other events or factors, many of which are beyond our control.

In addition, the stock market in general and the technology and Internet sectors in particular have experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to us and which have been unrelated to the operating performance of these companies. These market fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our Common Stock.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, and irrespective of the outcome of such litigation, could result in substantial costs and a diversion of management's attention and resources and have a material adverse effect on our business, results of operations and financial condition.

SHARES ELIGIBLE FOR FUTURE SALE

Sales of significant amounts of our Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of our Common Stock or our future ability to raise capital through an offering of our equity securities. We had, as of January 26, 2000, 6,546,000 shares of common stock outstanding. Of such shares, 5,120,000 shares were held by officers and Directors of the Company. The 5,120,000 shares held by officers and directors, together with an additional 1,017,000 shares, or an aggregate of 6,137,000 shares, are "restricted securities" as such term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. Approximately 409,000 shares of our Common Stock are freely transferable under U.S. Federal securities laws.

In addition, a Registration Statement on Form SB-2 was filed on February 3, 2000 to enable the public offer and sale of 1,017,000 shares sold in 1999 in the private sale of our securities. These shares are included among the "restricted securities" described above. The sale of these shares or the perception that such sales will or could occur could materially and adversely affect the market price for our Common Stock.

On January 27, 2000, Kathler Holdings Inc., Paul Watkins, Cheryl Watkins and 549419 BC Ltd., our principal shareholders, notified us that they sold or intend to sell an aggregate of 195,000 shares of Common Stock pursuant to Rule 144. Subsequent to the sale of those shares, the shares become freely transferrable under U.S. Federal securities laws. The sale of these shares or the perception that such sales will or could occur could materially and adversely affect the market price for our common stock.

We have filed a Form S-8 registration statement under the Securities Act to register all shares of Common Stock issuable pursuant to outstanding options and all shares of Common Stock reserved for issuance under our 1999 Stock Option Plan. Such registration statement became effective immediately upon filing in December 1999 and the shares issuable on exercise of options granted under the 1999 Stock Option Plan are covered by that registration statement. The shares issuable on exercise of the options granted under the Plan are eligible for sale, subject to Rule 144 limitations applicable to affiliates. As of January 26, 2000, we have options outstanding under the 1999 Stock Option Plan to purchase 300,000 shares at a price of $1.00 per share and 407,000 shares at a price of $3.50 per share. An aggregate of 125,000 shares were issued on exercise of options granted under the 1999 Stock Option Plan on January 5 and 6, 2000 and are included in the shares described above that are freely transferrable under U.S. Federal securities laws. In addition, there are 243,000 shares reserved for the future grant of options under the Plan. We intend to attract employees to work for us through the grant of options to purchase these shares. These options granted to attract additional employees may be immediately exercisable and the shares freely transferrable. The sale of these shares or the preception that such shares will be sold could have an adverse effect on the market price for our Common Stock.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are no legal proceedings pending or threatened against the Corporation.

Item 2.   Changes in Securities and Use of Proceeds

The  Registrant  completed the issue of 497,000  common shares to a total of six
(6) purchasers pursuant to Regulation S during the period from May 15 through October 7, 1999. Each purchaser represented to the Registrant that the purchaser was a "Non-U.S. Person". The Registrant did not engage in distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view to their distribution. The Registrant made a determination that each of the purchasers was a sophisticated purchaser. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation S. All purchasers had adequate access to sufficient information about the Registrant to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

The  Registrant  completed the issue of 35,000 common shares to a total of three
(3) purchasers pursuant to Regulation D of the Act on November 8, 1999. An additional 5,000 shares were issued to one purchaser on December 1, 1999. Each purchaser represented to the Registrant that the purchaser was an "accredited investor". Each purchaser represented their intention to acquire the securities for investment only and not with a view to their distribution. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation D. All purchasers had adequate access to sufficient information about the Registrant to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Exhibit Number      Description

               27.1                Financial Data Schedule

          (b)  Reports on Form 8-K

               The Registrant did not file any current reports on Form 8-K during the quarter ended December 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    January 28, 2000                   By: /s/ Brian Kathler
                                                -------------------------------
                                                President
                                                (Principal Executive Officer and
                                                Principal Accounting Officer)