Form 10KSB
period 2000-03-31
VIAVID BROADCASTING INC
filed 2000-06-30
CIK 1079110

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

Mark One:

         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended March 31, 2000; or

         |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
         __________.

                           COMMISSION FILE NO. 0-26535

                            VIAVID BROADCASTING, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            NEVADA                                    98-0206168
--------------------------------------------------------------------------------
   (State or Other Jurisdiction of                  (IRS Employer
    Incorporation or Organization)                Identification No.)

         3955 GRAVELEY STREET, BURNABY, BRITISH COLUMBIA, CANADA V5C 3T4
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  604-669-0047
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
                                          None
--------------------------------------------------------------------------------

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
--------------------------------------------------------------------------------
                     Common Stock, par value $.001 per share


--------------------------------------------------------------------------------
                              (Title of Each Class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. |X|

         State Issuer's revenues for its most recent fiscal year:  $50,148.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 14, 2000, was $3,840,400. (Non-affiliates have been determined on the basis of holdings set forth in the information incorporated by reference under Item 11 of this Annual Report on Form 10-KSB.)

         The number of shares outstanding of each of the Issuer's classes of common equity, as of June 14, 2000, was 6,832,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS:

         We are in the business of providing digital streaming technology to create, develop and offer live event coverage, participant interviews, news and information and video and audio feeds through our website located at www.viavid.com and other syndicated distribution sites. We deliver live and archived available on-demand video content across a variety of digital platforms from narrow band Internet to broadband Internet. We offer a technology platform to capture an Internet audience when traditional media broadcast coverage may not be available.

         We have only recently commenced business and we have earned only minimal revenues to date. There can be no assurance that our business plans will be successful. Our business is still in the development stage. We started development of our business in January, 1999. We established the Business Channel, VBC News 1 Channel in January, 1999 and commenced commercial operations in March, 1999. Over the past year, we have been producing and broadcasting a variety of new programs and special events over the Internet.

         Our business objective is to develop an Internet video broadcasting company that offers a wide variety of video services utilizing streaming video technology. We have established Channels to provide viewers with access to news and information relating to such topics as business, entertainment, health and lifestyles and sports. There can be no assurance that we will be able to attain our business objective.

OUR CHANNELS

Business Channel

         We believe that small-cap public companies have not been able to achieve coverage on traditional media based Internet broadcast services such as Bloomberg and CNBC. We believe that there is market demand from small-cap public companies that want to broadcast corporate news and information on the Internet and our objective is to meet this demand by providing Internet broadcasting services to these companies. We expect that the majority of our Internet broadcasts will be produced solely for broadcast via the Internet as opposed to being Internet broadcasts of television coverage. We will target public and financial services companies as customers in order to educate them on the availability of our service and technology.

         We offer the following services to our customers:

     o Video production of news releases, corporate events and corporate announcements;

     o Broadcast and dissemination of video productions from our Web site over the Internet;

     o Assistance in making video productions available from our customers' Web sites.

     o   Advertising and hosting.

         Our Business Channel provides viewers with interviews from company officials and analysts at locations throughout the United States and Canada. Broadcasts are produced live and to tape and are archived on our Web site for instant on-demand video. Interviews can also be linked to other companies' sites, allowing us to gain additional viewers from other sites. We have also developed "skins" which are video boxes that display our video content that are incorporated into and appear on certain websites of other companies, thus allowing a greater coverage of our video productions. We have provided "skins" for Stockhouse.com and Radio Wallstreet.com for select VBC News 1 shows.

         Our Business Channel currently includes the following productions:

     o VBC News 1 - An interactive financial news show that features interviews with small cap companies and analysts.

     o Chris Tidd's Canadian Mutual Fund Report - A financial news show geared towards Canadian Mutual Funds.

     o The Investment Scene - A TV based investment show which ViaVid encodes and streams for the ViaVid website.

     We also produced and broadcast the CEO Summit on December 6 -9, 1999 in conjunction with vcall.com, radiowallstreet.com and The Financial Relations Board. We interviewed officials from 80 companies in a live four-day event.

Entertainment and Music Channels

         We developed these Channels for the Gen X population. The Who Else Show and Groo-v TV showcases a variety of musical groups such as "I Mother Earth", "No Means No" and "Wide Mouth Mason" as well as up and coming bands and entertainment acts. Our Entertainment "skin" has been seen on Urbanwave.com.

         We also developed this Channel to take advantage of the actively developing film industry in Vancouver. In early February of 2000, we agreed to film behind the scenes of a teen TV show.

Sports and Special Events Channels

         Forsythe Racing. In accordance with an agreement signed with Forsythe Racing on February 14, 2000, we developed "Pit Pass". Pit Pass, hosted by ESPN's Paul Page, is an inside look into the Forsythe Racing Team. Our production crew has been traveling to the CART races to film and broadcast the Forsythe Racing Team over the past year. Our sports "skins" have been seen on Rivals.com and Motorsports.com.

         The Golf Show. On March 1, 2000, we signed a Memorandum of Understanding with Ewart Golf World Inc. to encode and stream 26 golf segments for the 2000 season. CTV Sportsnet, KVOS 12 and other channels throughout the world broadcast The Golf Show.

         We have also filmed the PGA Golf Tournament and the Telus Open on location in Vancouver.

Lifestyles Channel

         We currently encode and stream Health Videos from TVN, a health broadcasting company located in New York.

         We  moved to our new  studio  and  production  facilities  in  Burnaby,
British   Columbia  in  November  1999  and  are  now  producing  live  Internet broadcasts.

FORMAT OF OUR WEB SITE

         VBC News 1, our first Channel launched, was developed with the objective of creating a financial resources site. We have now developed other Channels to bring a variety of viewers to our site.

         An Internet user accessing our Web site is presented with options on which Channel to access. Upon selection, our Web site launches a streaming media program that enables the video production to be viewed by the user more efficiently. "Streaming" is the term used for computer data media files that begin playing at the same time they are being transmitted to the user's computer. As the name streaming suggests, files flow like a stream. Rather than attempting to send a whole reservoir of data at one time, streaming sends the first part of an audio or video clip through the Internet first, and then, while that clip is playing, the rest of the data is sent, arriving in time to be played. To make sure playback is not interrupted if logjams slow the network, the player collects a small backlog of data, called a buffer, before it starts playing the first clip. If the data keeps flowing fast enough, playback is continuous. Thus, users only have to wait the few seconds it takes to create a buffer before viewing a file, regardless of whether the file lasts 30 seconds or 30 minutes.

         Our Web site also displays our logo and we are now producing advertisements for insertion into the various programs.

REVENUE SOURCES

     We intend to generate revenue from the following sources:

o The video broadcast and production of special events and of public company officials on the VBC News 1 Show.

o    Advertising and sponsorship.

o Encoding and streaming video productions from other sources for use on our site or any other website.

o    Hosting and server storage of video footage and web content.

The Broadcast and Production of Special Events and Corporate Information

         We currently produce and broadcast  corporate  interviews and corporate
events  for  publicly   traded   companies,   as  well  as  various  sports  and
entertainment events.

         We intend to broadcast news and special event coverage for both our customers who are paying a fee for the broadcast of such coverage, and for public companies and special events that are not customers where we deem the news coverage to be of interest to our audience. Our objective in broadcasting news and event coverage for non-paying customers is to enhance the content of our broadcasts. Our objective is to build and maintain an audience for our customers who are paying for the broadcast of news and event coverage. We consider that building and maintaining an audience that views our broadcasts as essential to the marketing and sales of our broadcast services. Our charges to customers are intended to range from $2,000 to $20,000 depending on the services the customer requests, such as additional interviews or advertising packages

         We perceive that there is demand by public companies with small capitalization who want to broadcast corporate news via the Internet. We compete against other larger companies who also broadcast financial video on the Internet, including Bloomberg and CNBC. We believe that our Internet broadcast services can be distinguished from the services offered by large Internet broadcast companies such as Bloomberg and CNBC as these large firms do not offer news coverage for small-cap public companies. In addition, these broadcasters do not offer the opportunity for small-cap public companies to pay for Internet news broadcast at affordable rates.

Advertising and Sponsorship

         We anticipate that advertising and sponsorship revenues will be the principal source of our future revenue. Advertisements are run throughout our Business Channel broadcasts and we expect that advertisements will run throughout programs on our other Channels as well. We will seek sponsorship revenues for special events, such as golf tournaments and musical events.

Hosting and Storage of Video Footage and Web Content

         We intend to maintain archived video footage on our servers so that the footage can be re-broadcast on demand from our Website or any other Website that has a link to our website. We propose to charge our customers a monthly fee for the maintenance and storage of this footage. We propose to evaluate increases in the fee charged if demand for our Internet broadcast services increases.

         We are also intending to offer the service of hosting and updating our customers' Web sites for a monthly fee.

OPERATIONS

         We use independent Internet service providers to provide connectivity to the Internet. We believe that these telecommunication and Internet service facilities are essential to our operation. In November, 1999, we upgraded our internet feed to facilitate our live footage.

         We produce and broadcast our productions at our studio in Burnaby, British Columbia. We also offer on-location services in Vancouver, British Columbia. . All footage shown outside of our Website is clearly identified as our footage with ties back to our Website. We expect that each customer that broadcasts will bring its own audience to our Website that we will attempt to retain through our daily programming.

         We focused our operations initially on public companies located in Vancouver, British Columbia. Our VBC News 1 clients now telephone in to the show from any location in the world. Our on-location services have been constrained by financial and personnel limitations. At present, we have produced only a few events outside the Vancouver area. Our objective is to expand our production of news and information throughout the United States and Canada, as well as elsewhere. This sort of expansion, however, is subject to available funding and our ability to market our services in diverse areas. There can be no assurance that we will be successful in developing our business plan throughout these areas.

TECHNOLOGY

         We license commercially available technology whenever possible instead of purchasing custom-made software or developing our own software. We believe that this strategy lowers operating costs and allows us to concentrate more fully on creating content.

         We rely on a variety of technologies that we license from third parties, including our Internet server software, which is used in our ViaVid Web site to perform key functions. We can provide no assurance, however, that these third-party technology licenses will continue to be available to us on commercially reasonable terms. Our loss or inability to maintain or obtain upgrades to any of these technology licenses, could result in delays in completing enhancements and have a material adverse effect on our business, results of operations and financial condition.

INTELLECTUAL PROPERTY

         Our performance and ability to compete are dependent to a significant degree on our proprietary intellectual property. We rely on a combination of trademark, copyright and trade secret laws in order to protect our proprietary rights. We also rely on confidentiality agreements and non-compete agreements executed by employees and consultants.

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

COMPETITION

         In general, business on the Internet is rapidly being developed by companies with greater technical and financial resources than we have. Competitors may target our business directly and may offer services comparable to our services at prices below our cost. There is no assurance that we will have the financial or technical resources to compete with such action or competitors.

         The Internet news dissemination market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. We currently or potentially compete with a variety of other companies. These competitors include:

(i) Pseudo Programs, Inc., a private company located in New York, which provides services and content similar to ours,

(ii) a number of indirect competitors that specialize in Internet news broadcasting, Bloomberg and CNBC;

(iii) conventional news broadcasting and dissemination services, including television, newspapers, and magazines;

(iv) a variety of other companies that offer services similar to our services.

         We are aware of many competitors that provide both conventional and Internet distribution of print-based news releases and corporate information for small-cap public companies. One example of a competitor in our principal market of Vancouver, British Columbia is Canada Stockwatch Inc., which provides news dissemination services for small-cap public companies using both conventional print media and electronic distribution. Public companies such as Yahoo, Inc. and Microsoft Corporation also provide Internet access to news releases and corporate information released by small-cap companies. We view our Internet broadcast services as being distinct from these print based distribution media sources. Our Internet broadcast service is intended to enable a small-cap company to deliver multi-media presentations with audio and video streaming. We believe these broadcasts have the potential to offer greater impact to the public company's target audience by enabling the viewer to see representatives of the small-cap company delivering corporate information. In addition, these presentations are done live and enable the audience to interact and ask questions in real time, as if they were actually present. Any presentation can be coupled with video images of a customer's business operations and products. The presentation can also be integrated with a customer's marketing information and corporate information, thereby reinforcing the customer's corporate image. We are also able to broadcast events such as shareholder meetings and press interviews that are not typically published in a print-based format.

EMPLOYEES

         We have eleven (11) full-time employees, including Mr. Brian Kathler, our President, and Ms. Cheryl Watkins, our Secretary and Treasurer. We have no part-time employees. We conduct our business primarily through agreements with our consultants and arms-length third parties. See "Item 10. Executive Compensation."

RESEARCH AND DEVELOPMENT EXPENDITURES

         We have spent the following amounts on start-up and development expenses since the commencement of our business in January, 1999:

         January 20,1999 to March 31, 1999                $75,104
         April 1, 1999 to March 31, 2000                  $1,055,294

Start-up and development expenses have consisted of expenses associated with product development, including development of our Web site and the Business Channel, business development and market development. We have paid for all start-up and development expenses that we have incurred.

GOVERNMENT REGULATION

         Our subsidiary, ViaVid Broadcasting Corp., is presently qualified to carry on business in the Province of British Columbia, Canada. We may have to qualify to do business in other jurisdictions as our business expands. As our broadcasts will be available over the Internet in multiple states and foreign countries, additional jurisdictions may claim we are required to qualify to do business as a foreign company in each such state or foreign country. Failure to qualify as a foreign company in a jurisdiction where required to do so could subject us to taxes and penalties.

         Our ability to carry on business and expand may be impacted by new government regulation. Due to the increasing popularity and use of the Internet, new laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet and may increase our cost of doing business or otherwise have a harmful effect on our business.

         We believe that acceptance of our business format may increase as more Internet users are able to get high speed access to the Internet as the functionality of our Web site is enhanced using high speed Internet access over conventional access. Government regulation may impact on the timing and rate of introduction of high speed Internet access to consumers. The delay of the wide spread introduction of high speed Internet access may detrimentally impact on our business.

         There are no material environmental protection laws that will apply to or effect our business.

ITEM 2 - DESCRIPTION OF PROPERTY

         Our primary business activities are carried on at leased premises located at 3955 Graveley Street, Burnaby, British Columbia V5C 3T4. These premises are comprised of approximately 3,000 square feet and are leased for a term expiring on April 30, 2001 at a rental of $3,850 per month. We have the option to extend the term of the lease through April 30, 2002. We believe these facilities are adequate for our current operations.

ITEM 3 - LEGAL PROCEEDINGS:

         We are not currently a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matter was submitted during the fourth quarter of the fiscal year ended March 31, 2000 to a vote of security holders.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS:

         Our Common Stock has been quoted on the OTC Bulletin Board since December 23, 1999 under the symbol VVDB. The following table sets forth the high and low bid quotations on the OTC Bulletin Board for our Common Stock for the period January 4, 2000 through June 14, 2000. Prior to January 4, 2000 there was no active market for our Common Stock.

                                                          BID
                                          --------------------------------------
             CALENDAR QUARTER                  HIGH                   LOW
--------------------------------------------------------------------------------
            2000:  First Quarter              $5.63                  $1.50

            2000:  Second Quarter             $3.38                  $0.75
            (through June 14)

         The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On June 14, 2000, the closing price for the Common Stock, as reported on the OTC Bulletin Board was $2.03.

         As of June 14, 2000, we had approximately 35 shareholders of record.

DIVIDEND POLICY

         We do not intend to pay any dividends on our Common Stock for the foreseeable future. Any determination as to the payment of dividends on our Common Stock in the future will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects as well as such other factors as our Board of Directors may deem relevant.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the past three years, we have issued the following unregistered securities.

         On January 27, 1999, we issued 5,100,000 shares of common stock pursuant to the Acquisition Agreement dated January 26, 1999 between our company and Paul Watkins, Cheryl Watkins, Kathler Holdings, Inc. and 549419 B.C. Ltd. in exchange for all of the outstanding capital stock of ViaVid Broadcasting Corp., a British Columbia corporation. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         On February 2, 1999, we completed the sale of 500,000 shares of common stock to two (2) purchasers at a price of $0.01 per share. The shares were sold to O. Ronald Jones, then the Vice President-Finance of our company and Mr. Jones' son. The shares were offered and sold pursuant to Rule 504 of Regulation D of the Act.

         On February 12, 1999, we completed the sale of 100,000 shares of common stock to eight (8) purchasers at a price of $0.50 per share. The shares were offered and sold pursuant to Rule 504 of Regulation D of the Act to persons known to our officers and directors None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

         On April 5, 1999, we completed the sale of 184,000 shares of common stock to twelve (12) purchasers at a price of $1.00 per share. The shares were offered and sold pursuant to Rule 504 of Regulation D of the Act to persons known to our officers and directors. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

         During the period from May 15, 1999 to October 7, 1999, we completed the sale of 497,000 shares of common stock to a total of nine (9) purchasers pursuant to Regulation S under the Act. Each purchaser represented to us that the purchaser was a "Non-U.S. Person". Each purchaser represented his intention to acquire the securities for investment only and not with a view to distribution. Legends were affixed to the stock certificates. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

         During December, 1999, we completed the sale of 40,000 shares of common stock to a total of four (4) purchasers pursuant to Rule 506 of Regulation D of the Act. Each purchaser represented to the Registrant that the purchaser was an "accredited investor," as defined in Rule 501 of Regulation D of the Act. Each purchaser represented his intention to acquire the securities for investment only and not with a view to their distribution. Legends were affixed to the stock certificates. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

GENERAL

         Our company was incorporated in January, 1999 under the laws of the state of Nevada. Prior to that time, we conducted operations as ViaVid Broadcasting, Corp., a British Columbia company formed in July, 1994. The British Columbia company was inactive and did not carry on any business operations prior to January, 1999. At that time, it began development of the business described in this Annual Report. We continue to carry on our business through the British Columbia company as our wholly owned operating subsidiary. In November 1998, the British Columbia company changed its corporate name to ViaVid Broadcasting Corp.

         We acquired all the outstanding shares of ViaVid Broadcasting Corp. in January, 1999 from Paul Watkins, Cheryl Watkins, 549419 BC Ltd. and Kathler Holdings Inc. in consideration for the issue of a total of 5,100,000 shares of our common stock.

         Our principal executive offices are located at 3955 Graveley Street, Burnaby, British Columbia, Canada V5C 3T4. Our telephone number is (604) 669-0047. Our Web site is located at http://www.viavid.com. Information contained on our Web site does not constitute part of this Annual Report.

PLAN OF OPERATION

         Our business objective is to become a leading Internet broadcasting site. We intend to achieve this objective by pursuing the following key strategies:

News Broadcasting Services for Small-Cap Public Companies.

         We believe that small-cap public companies have not been able to achieve coverage on traditional media based Internet broadcast services such as Bloomberg and CNBC. We believe that there is market demand from small-cap public companies that want to broadcast corporate news and information on the Internet and our objective is to meet this demand by providing Internet broadcasting services to these companies. Our Internet broadcasts will be produced solely for broadcast via the Internet as opposed to being Internet broadcasts of television coverage. We will target public and financial services companies as customers, in order to educate them on the availability of our service and technology.

Production and Broadcasting of Special Events.

         Over the past year, we have developed additional Channels such as Sports, Entertainment and Health and Lifestyles to produce and broadcast unique programs and special events. By broadcasting these programs, we will target a variety of audiences to bring additional viewership to our Web site.

Awareness of the Web site.

         We have undertaken minimal marketing efforts to date, having focused largely on the development of our Web site. We are currently initiating more significant marketing efforts. Our video "skins" have been featured on Stockhouse.com, Radiowallstreet.com, Rivals.com, Motorsports.com and Urbanwave.com.

         We operate in a market in which strong brand recognition is critical to differentiating ourselves and attracting a high-level of customer awareness and user traffic. Accordingly, our strategy is to increase our visibility and brand recognition through a variety of marketing and promotional techniques. Specifically, we intend to increase points of access by forming strategic relationships with, and advertising on, leading Web sites. We also propose to provide content for these other Web sites. Prominent positioning on these sites is intended to give our Web site credibility with potential clients who are unfamiliar with our Web site. We also propose to reinforce the ViaVid brand name in users' minds by employing consistent branding from the design of our Web site and logo. There can be no assurance that we will be able to accomplish these objectives.

         We intend to pursue co-marketing arrangements by cross-linking with other Web sites on the Internet. We may post links to other Web sites in return for that site posting our link. We propose to pursue cross-linking only where there is a mutually beneficial synergy with other Web sites.

Promoting Repeat Visits.

         We have designed our Web site with what we believe is an attractive and engaging format in order to enhance the experience of users and to encourage repeat visits. We believe that repeat visits can be further encouraged by the addition of new video content on a daily basis.

Expanding the Capabilities of our Web site.

         We will attempt to continually enhance the functionality and attractiveness of our Web site by regularly updating the technology used to broadcast video information. We propose to expand the capability of our Web site by adding additional programs for our Channels.

Monitoring Customers and Gathering Data.

         We believe that increased information regarding users of our Web site will assist us in marketing our Web site and increasing revenues. At present, we gather minimal demographic information regarding users of our Web site. We are proposing to expand the capability of our Web site to obtain personal and business profile information on users. This information we believe will assist us in marketing our site to advertisers who are prepared to pay for the placement of ads on our Web site. Information regarding the location, nature of business, income level and other marketing criteria of users of our Web site will assist in developing user profiles. We believe user profiles will assist us in marketing our video production and broadcast services.

Expanding the Revenue Generating Capacity of our Web site.

         We intend to pursue alternate revenue streams by streaming and encoding other productions for our site or another web site, show sponsorship and e-commerce opportunities. We also propose to pursue arrangements with other companies whereby we may earn a commission or fee based on customers referred to web sites operated by other companies.

YEAR ENDED MARCH 31, 2000 COMPARED TO PERIOD ENDED MARCH 31, 1999

SALES. Our revenues were $50,148 for the year ended March 31, 2000 compared to revenues of $3,436 for the period from January 20, 1999, the date of our incorporation, to March 31, 1999. Our revenues were achieved primarily from video production and Internet broadcast services provided to its customers.

REVENUE. Our revenues are minimal in comparison to our operating expenses because we are currently in the start-up phase of our operations. We are attempting to increase our future revenues by completing our plan of operations, as discussed in this Annual Report. In addition, we commenced "live" Internet broadcasts in December, 1999. Our objective is to attract corporate sponsorship and advertising for these "live" Internet broadcasts.

OPERATING EXPENSES. Our operating expenses were $1,055,294 for the year ended March 31, 2000, compared to operating expenses of $75,104 for the period from January 20, 1999 to March 31, 1999. The increase in operating expenses was due to the move to the new production facilities and the additional expenses incurred to run a live feed from the studio, as well as additional equipment purchased to produce these events. We will incur additional operating expenses as we continue to provide live broadcast feeds of our productions on the Internet. We will continue to have operating expenses in connection with the continued up-grade of our Web site. We also anticipate that operating expenses will increase as the number of video productions which we produce and broadcast for our customers increases.

NET LOSS. Our net loss was $1,005,146, or $(0.16) per share, for the year ended March 31, 2000. Fully diluted loss per share was $(0.13). Our net loss was $71,668, or $0.01 per share, for the period from January 20, 1999 to March 31, 1999. Our net loss reflects the fact that we have not earned significant revenues to date.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations have been financed principally through sales of our equity securities.

         We had cash of 134,540 as of March 31, 2000 compared to cash of $163,406 as of March 31, 1999.

         We realized net proceeds of $537,000 from the sales of our equity securities during the year ended March 31, 2000. These proceeds were used to finance our operating activities.

         We plan on meeting our operating expenses during the year ending March 31, 2001 by focusing on generating revenues through advertisements and sponsorship on live broadcasts, video productions for broadcast on our website and hosting of video productions as well as from additional capital intended to be provided by the proposed sale of equity securities.

         We are currently seeking additional equity financing in the amount of up to approximately $2,000,000. These funds, if obtained, will be applied to meet our Plan of Operations described below. There can be no assurance that this additional capital can be raised or, if equity securities are sold, the terms of any such transaction. If we are successful in obtaining this financing, we will allocate the funds substantially as stated below.

         Subject to the availability of sufficient funds, we currently intend to pursue the following Plan of Operations during the twelve months ended March 31, 2001:

         o Continue to develop a customer base of public and financial companies to use our services for digital video productions and Internet broadcasting. We anticipate we will spend approximately $100,000 on this marketing expense over the twelve-month period;

         o Continue to develop the Business Channel for broadcast from our Web site. We anticipate we will spend approximately $200,000 on this development expense over the twelve-month period;

         o Develop additional programming for Sports, Entertainment and Health and Lifestyles Channel. We anticipate we will spend approximately $500,000 on various programs for these additional channels over the twelve-month period;

         o Evaluate whether to set up an additional office or offices in additional cities in order to expand our business and meet customer demand. If we proceed to establish additional offices, we anticipate we will spend approximately $50,000 for this purpose over the twelve-month period;

         o Expand our Web site to attempt to extract marketing information and data from users in order to obtain a basis for earning advertising revenue. We anticipate we will spend approximately $50,000 on expansion of our Web site over the twelve-month period;

         o Purchase additional equipment to expand our digital video production studio and video production capabilities. We anticipate we will spend approximately $250,000 on additional production equipment over the twelve-month period.

         Accordingly, subject to the availability of funds, we anticipate that we will spend approximately $1,150,000 over the twelve-month period in pursuing our Plan of Operations described above. A portion of these funds may be obtained from additional equity financings to be completed in the future. In the event we are unable to obtain these funds from these sources, our ability to pursue our business plan will be adversely affected.

         Our actual expenditures and business plan may differ from this stated Plan of Operations. Although we have no present plans or proposals pending, a strategic alliance relating to one aspect of streaming content or encoding may cause our Board of Directors to modify our plans. In addition, we may modify our Plan of Operations based on the available amounts of financing in the event that we cannot obtain the required equity financings to pursue our Plan of Operations. We do not have any arrangement in place for any debt or equity financing which would enable us to meet our Plan of Operations.

         In the event we are not successful in raising additional capital through sales of our common stock or otherwise raising additional equity capital, we anticipate that we could sustain our business operations through September 30, 2000, based on our current cash position and revenues.

         We are currently receiving revenues from video production , advertising and hosting services. We anticipate an increase in revenue from production, advertising, sponsorship and hosting video footage and web content if we are successful in increasing our customer base over the next twelve months.

         Notwithstanding the above Plan of Operations, we anticipate we will experience continuing operating losses in the foreseeable future. We base this expectation in part on the following:

         o We will incur substantial marketing expense in order to advertise and promote our Web site, to establish a customer base and to increase the usage of our Web site.

         o Increased usage of our Web site will lead to increased operating expenses and require additional capital expenditures on new computer equipment, software and technology.

         o Our operating expenses will continue to increase as we expand the technical capabilities of our Web site.

         o    Our  operating  expenses  will  increase  as we solicit  potential
              customers  and  complete  video   productions  for  customers  for
              broadcast via our Web site.

         o Our operating expenses will increase as we solicit potential advertisers and sponsors and attempt to enter into agreements for advertising and sponsorship on our Web site.

         o Our operating expenses will increase as we undertake to implement programs to monitor usage of our Web site and develop customer profiles of our users.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Annual Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Annual Report regarding our plans and objectives of management for our future operations, including plans or objectives relating to our intentions to provide digital streaming technology to create, develop and offer live event coverage, participant interviews, news and information, and other content through our Website, Internet news broadcasting and other dissemination services and other products or services, our plans and objectives regarding revenues and expenses in future periods, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current level of operating expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. These statements appear, among other places, under the following captions: "Item 1 - Description of Business," "Item 5 - Market for Common Equity and Related Security Holder Matters," and "Item 6 - Management's Discussion and Analysis or Plan of Operations." See the discussion of Risk Factors beginning on page 20. Forward-looking statements made in this Annual Report include the assumptions made by management as to the future growth and business direction of the Internet, e-commerce through the facilities of the Internet and the role of video production and Internet news broadcasting and dissemination services on the Internet. They also include our beliefs as to the importance of privacy to users, their willingness to view our broadcasting services and programs, as well as our plans to improve the capabilities of our servers and facilities. They also include our beliefs as to the willingness of small-cap public companies to broadcast corporate news and information on the internet and for us to derive revenues from providing this service. We cannot assure you that our assumptions in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet based broadcast services for the dissemination of their news information, realizing material amounts of advertising or other revenues, achieving any commercial advantage relative to other Internet or other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our advertising and other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 20. They are also described in our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Annual Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

                                  RISK FACTORS

An investment in shares of our Common Stock involves a high degree of risk. You should consider the following factors, in addition to the other information contained in this Annual Report, in evaluating our business and proposed activities before you purchase any shares of our common stock. You should also see the "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1996" regarding risks and uncertainties relating to us and to forward looking statements in this Annual Report.

                        RISKS APPLICABLE TO OUR BUSINESS

EXTREMELY LIMITED OPERATING HISTORY; HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and our Web site began operations on the Internet in February 1999. Our total revenues since inception through March 31, 2000 were $53,584. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development particularly in the new and rapidly evolving market for Internet products, content and services. We cannot assure you that we will be successful in addressing such risks. We cannot assure you that our revenue will grow sufficiently to assure our future success. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2000 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and the necessity to obtain additional financing. At March 31, 2000, we did not have available to us the funds necessary to meet our anticipated capital needs. At March 31, 2000 we had cash of $134,540. In order to meet our Plan of Operations, we will need to raise additional capital. We are currently seeking to raise this additional capital. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

POSSIBLE INABILITY TO IMPLEMENT OUR BUSINESS STRATEGY

Our business strategy includes completion of the following business objectives:

o Attracting public companies and other financial industry customers who are prepared to pay for having us prepare digital video productions and broadcast these video productions on our Web site, as well as seeking out potential advertisers and sponsors who are willing to advertise or sponsor various programs on our Web site. We have only recently begun to seek payment from customers for these services;

o Continuing to expand the usage of our Web site by attracting both financial industry customers and a variety of viewers for our other programs;

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         We incurred a loss of $1,005,146 during the fiscal year ended March 31, 2000 and of $71,668 for our first fiscal period ended March 31, 1999. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

If our operating expenses increase as anticipated, we will realize additional losses for the foreseeable future.

LOCAL NATURE OF OUR PRESENT OPERATIONS

         We focused our operations initially on public companies located in Vancouver, British Columbia. We are able to provide services to companies located in other markets, but our ability to provide on-location productions has been constrained by financial and personnel limitations. At present, we have produced only a few events outside the Vancouver area. Our objective is to expand production of news and information throughout the United States and Canada, as well as elsewhere. This sort of expansion, however, is subject to available funding and our ability to market our services in diverse areas. There can be no assurance that we will be successful in developing our business plan throughout these areas.

DEPENDENCE ON ADVERTISING REVENUE

         We intend to derive the principal portion of our revenue from the sale of advertising and sponsorship on our Internet site, and we intend that advertising and sponsorship revenue will continue to be the principal source of our revenue in the foreseeable future.

         Our ability to generate advertising and sponsorship revenue will depend on several factors, including:

     o the continued development of the Internet as an advertising and sponsorship medium,

     o   the pricing of advertising and sponsorship on other Internet sites,

     o   the amount of traffic on our site,

     o   pricing pressures, delays and new product launches,

     o our ability to achieve, demonstrate and maintain user demographics attractive to advertisers and sponsors, and

     o our ability to develop and retain a skilled advertising/sponsorship sales force.

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

         Our performance is substantially dependent on the continued services and performance of our senior management and other key personnel, including Brian Kathler, President and a Director, Paul Watkins, a Director, Robert Gamon, a Director, James King, a Director, and Cheryl Watkins, Secretary and Treasurer. Cheryl Watkins is the wife of Paul Watkins. We do not have long-term employment agreements with any of our key personnel and maintain no "key person" life insurance policies. Our future success also depends on our ability to identify, attract, retain and motivate highly skilled, technical, managerial, sales, marketing and customer service personnel. Competition for such persons is intense. We cannot assure you that we will be able to attract or retain such personnel. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON THIRD PARTIES FOR INTERNET TRAFFIC

         We believe that traffic originating from links on other Internet sites (particularly search engines, directories and other navigational tools managed by Internet service providers and Web browser companies) will be an important segment of the overall traffic on our Internet site. These linking arrangements are expected to be either short-term contracts and/or be able to be terminated with little notice. There is intense competition for these types of linking arrangements. We cannot assure you that these arrangements will be able to be created or that advertising or links will be available on reasonable commercial terms or at all. Likewise, we cannot assure you that any such relationships, once established, will be maintained and continued. Our failure to establish and retain these links can be expected to adversely affect our ability to attract persons to our site.

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

         Our quarterly operating results may fluctuate significantly because of a variety of factors, many of which are outside our control, including:

o    overall usage levels of the Internet and of our sites in particular,

o demand for Internet advertising and sponsorship and the loss of advertisers or sponsors,

o    seasonal trends in Internet use and advertising and sponsors,

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

     o   insufficient commercial support for Internet advertising or sponsors,

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

         We cannot assure you that these measures will be adequate, that we will be able to secure registrations for all of its marks in the U.S. or internationally or that third parties will not infringe upon or misappropriate our proprietary rights. Any infringement or misappropriation, or litigation relating to intellectual property rights, may have a material adverse effect on our business, financial condition and results of operations.

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 72% of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

               RISKS APPLICABLE TO THE MARKET FOR OUR COMMON STOCK

NO ACTIVE PRIOR PUBLIC  MARKET FOR COMMON  STOCK;  POSSIBLE  VOLATILITY OF STOCK
PRICE

         Prior to January 4, 2000, there was no active public market for our Common Stock. Since then, our Common Stock has been quoted on the OTC Bulletin Board. There can be no assurance that an active trading market for our Common Stock will be sustained or that the market price of our Common Stock will not decline based upon market or other conditions. The market price may bear no relationship to our revenues, earnings, assets or potential and may not be indicative of our future business performance. The trading price of our Common Stock has been and can be expected to be subject to wide fluctuations in response to variations in our quarterly results of operations, the gain or loss of significant strategic relationships, unanticipated delays in our development, changes in estimates by analysts, announcements of technological innovations or new solutions by us or our competitors, general conditions in the technology and Internet sectors and in Internet-related industries, other matters discussed elsewhere in this Annual Report and other events or factors, many of which are beyond our control.

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

SHARES ELIGIBLE FOR FUTURE SALE

         Sales of significant amounts of our Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of our Common Stock or our future ability to raise capital through an offering of our equity securities. We had, as of June 14, 2000, 6,832,000 shares of common stock outstanding. Of such shares, 4,911,800 shares were held by officers and Directors of the Company. The 4,911,800 shares held by officers and Directors are "restricted securities" as such term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. Approximately 409,000 shares of our Common Stock are freely transferable under U.S. Federal securities laws and the offer and sale of 1,017,000 shares has been registered under the Securities Act and, subject to the requirements of the Securities Act for the selling securityholders to deliver a current prospectus in connection with a sale of those shares, can be sold in the over-the-counter market. The sale of these shares or the perception that such sales will or could occur could materially and adversely affect the market price for our Common Stock.

         On January 27, 2000, Kathler Holdings Inc., Paul Watkins, Cheryl Watkins and 549419 BC Ltd., our principal shareholders, notified us that they sold or intend to sell an aggregate of 195,000 shares of Common Stock pursuant to Rule 144. Subsequent to the sale of those shares, the shares become freely transferrable under U.S. Federal securities laws.

         We have filed a Form S-8 registration statement under the Securities Act to register all shares of Common Stock issuable pursuant to outstanding options and all shares of Common Stock reserved for issuance under our 1999 Stock Option Plan. Such registration statement became effective immediately upon filing in December 1999 and the shares issuable on exercise of options granted under the 1999 Stock Option Plan are covered by that registration statement. The shares issuable on exercise of the options granted under the Plan are eligible for sale, subject to Rule 144 limitations applicable to affiliates. As of June 14, 2000, we have options outstanding under the 1999 Stock Option Plan to purchase 542,000 shares at a price of $1.00 per share, 25,000 shares at a price of $2.00 per share, and 125,000 shares at a price of $3.50 per share. An aggregate of 186,000 shares were issued on exercise of options granted under the 1999 Stock Option Plan on March 14 and April 12, 2000 and are included in the shares described above that are freely transferrable under U.S. Federal securities laws. In addition, there are 258,000 shares reserved for the future grant of options under the Plan. We intend to attract employees to work for us through the grant of options to purchase these shares. These options granted to attract additional employees may be immediately exercisable and the shares freely transferrable under the Securities Act. The sale of these shares or the preception that such shares will be sold could have an adverse effect on the market price for our Common Stock.

         On June 7, 2000, 352,000 options issued to a Director and certain employees and consultants were repriced to $1.00. These shares are reflected in the 542,000 shares listed above at $1.00.

ITEM 7 - FINANCIAL STATEMENTS:

         The response to this Item is included in a separate section of this report. See page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         During the fiscal year ended March 31, 2000 and the period ended March 31, 1999, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

         Our Directors and executive officers, their ages, and positions for the past five years with us, as well as their employment background are as follows:

NAME                          AGE                   POSITION
----                          ---                   --------
Brian Kathler                 37                    President and Director
Paul Watkins                  36                    Director
Robert Gamon                  53                    Director
James King                    55                    Director
Cheryl Watkins                31                    Secretary and Treasurer


         Brian Kathler has been our President and a Director since January, 1999. Mr. Kathler has served as the President and a director of our subsidiary, ViaVid Broadcasting Corp. since October 31, 1998. Prior to joining us, Mr. Kathler was a self-employed computer consultant from July, 1997 to November, 1998. Mr. Kathler provided technical consulting services to several public companies based in Vancouver, British Columbia, Canada as a self-employed computer consultant. Mr. Kathler was a co-founder and a director of Riptide Technologies, a company involved in the business of software consulting, from 1996 to July, 1997. Mr. Kathler was employed as a senior software engineer by MPR Teltech, a company involved in the business of telephone research from 1994 to 1996. Mr. Kathler possesses more than fourteen years of experience in the computer software development, consulting and management industry. Over this fourteen year period, Mr. Kathler has worked in a number of areas of the software development industry ranging from programming to assisting companies in getting started.

         Paul Watkins has been a Director since January, 1999. Mr. Watkins has also served as a director of our subsidiary, ViaVid Broadcasting Corp., since October 31, 1998. Mr. Watkins founded Watkins Communications Inc., an Internet marketing and news dissemination company with clients in the financial industry, in 1994. Mr. Watkins has been the president and director of Watkins Communications Inc. from 1994 to the present. Watkins Communications Inc. has clients listed on the Vancouver Stock Exchange, Alberta Stock Exchange and Toronto Stock Exchange for which it electronically files and disseminates press releases and financial information. Mr. Watkins has a background in computer sciences and has over 10 years experience in the business of investor communications. Paul Watkins and Cheryl Watkins are husband and wife.

         Robert Gamon joined our board of directors on November 23, 1999. Mr. Gamon has been a director of our subsidiary, ViaVid Broadcasting Corp. since November, 1998. Mr. Gamon was an investment advisor with Pacific International Securities of Vancouver, British Columbia from November, 1997 to November, 1999. Mr. Gamon was an investment advisor with Georgia Pacific Securities of Vancouver, British Columbia from 1991 to November, 1997.

         James King has worked in the video industry since 1990. From February of 1992 to June 1999, Mr. King was President of VTR Video. VTR manufactured and distributed video products in Canada for major Hollywood studios. In June 1999, Technicolor, a manufacturer of video and optical products, purchased VTR Video. Mr. King continues as the head of Technicolor Canada. Mr. King is a graduate of The University of British Columbia, and is a registered Professional Engineer. Prior to 1990 Mr. King worked in management roles with Union Carbide, Gas Products Division. He was a senior consultant with Roy Jorgensen Associates, a firm specializing in Maintenance Management systems for Cities, Municipalities and Provincial Governments.

         Cheryl Watkins has been our Secretary and Treasurer since January, 1999. Ms. Watkins has over 10 years of experience as a legal assistant in the area of securities and corporate commercial work. She co-founded Watkins Communications Inc. with her husband, Paul Watkins, in 1994. Ms. Watkins worked with Watkins Communications Inc. from October, 1997 to present as corporate secretary and as an administrative consultant to publicly traded companies. Ms. Watkins provided administration and legal assistant services to Princeton Financial Services from March, 1997 to July, 1998. Ms. Watkins was employed by Gerald J. Shields Law Corp. from March 1996 to March, 1997 where she provided administration and legal assistant and accounting services. Ms. Watkins was employed by Strategic Capital from February, 1994 to March, 1996 where she provided administration and legal assistant and accounting services.

         Our Directors are elected for terms of one year to hold office until the next annual meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

ITEM 10.  EXECUTIVE COMPENSATION:

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation paid or awarded to our President during the fiscal year ended March 31, 2000 for all services rendered to us in that year.

                           SUMMARY COMPENSATION TABLE


                                         ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                         --------------------------------------------- ------------------------------
                                             BONUS/ANNUAL  SECURITIES   LONG-TERM
        NAME AND                              INCENTIVE    UNDERLYING   INCENTIVE       ALL OTHER
  PRINCIPAL POSITION      YEAR     SALARY       AWARD       OPTIONS      PAYOUTS      COMPENSATION
-----------------------------------------------------------------------------------------------------
Brian Kathler             1999     $39,000       -0-         (1)            -0-             -0-
                          2000     $15,000

-----------------------------------------------------------------------------------------------------
   (1) Options granted to Mr. Kathler in 1999 were cancelled in January 2000.


EMPLOYMENT AGREEMENTS

         The services of Brian Kathler, our President, are provided pursuant to a consulting agreement dated February 1, 2000 between Kathler Holdings Ltd and us. The following services of Mr. Kathler are provided pursuant to this agreement: (1) general direction and supervision of our business and financial affairs; (2) overall direction to our management; (3) management of our day to day operations; and (4) performing such other duties and observing such instructions as may be reasonably assigned to Mr. Kathler by our Board of Directors. The agreement has a term of one year. The compensation we pay to Kathler Holdings Inc. was increased from $3,500 per month to $5,000 per month effective August 31, 1999 in accordance with the terms of the agreement that provided for a compensation review after six months from commencement of the agreement. The services of Mr. Kathler under this agreement are on a full time basis.

         The services of Paul Watkins, a director, are provided pursuant to a consulting agreement dated February 1, 2000 between Watkins Communications Inc and us. The following services of Mr. Watkins are provided to us pursuant to this agreement: (1) the exercise of general direction and supervision over the marketing and development of our business; (2) providing direction to our management; (3) assisting with our day to day operations; and (4) performing such other duties and observing such instructions as may be reasonably assigned by our Board of Directors. The agreement is for a term of one year. The compensation that we pay to Watkins Communications Inc. was increased from $3,500 per month to $5,000 per month effective August 31, 1999 in accordance with the terms of the agreement which provided for a compensation review after six months from commencement of the agreement. The services of Mr. Watkins under this agreement are on a full time basis

         We employ Cheryl Watkins, our Secretary and Treasurer, to provide administrative, accounting and corporate services. Ms. Watkins is an employee at will without a written employment agreement, and is paid $2,800 per month for her services.

         The services of Robert Gamon, a director, are provided pursuant to a consulting agreement between us, Mr. Gamon and 595871 B.C. Ltd. dated December 1, 1999. The following services of Mr. Gamon are provided to us pursuant to this agreement: (1) supervising the financing activities of the Company; (2) advising the Company on its capital structure and the structure of future financings; and
(3) performing such other duties and observing such instructions as may be reasonably assigned by our Board of Directors. The agreement is for a term of one year commencing November 1, 1999. The compensation that we pay to 595871 B.C. Ltd. is $5,000 per month. The services of Mr. Gamon under this agreement are on a full time basis.

         We believe that the compensation paid to Kathler Holdings Inc., Watkins Communications Inc., 595871 B.C. Ltd. and Ms. Cheryl Watkins is below market compensation rates for companies in our industry. The consultant fees paid to Kathler Holdings Inc. and Watkins Communications Inc. were increased effective August 31, 1999 to bring these rates of remuneration closer to market rates. We believe that the terms of the agreements with Kathler Holdings Inc., Watkins Communications Inc., 595871 B.C. Ltd. and Ms. Cheryl Watkins are at least as fair to us as would have been obtained from an unrelated third party in an arms-length negotiation.

DIRECTOR AND OFFICER SECURITIES REPORTS

         The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended March 31, 2000.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, and the Common Stock ownership of each of our Directors and all Directors and officers as a group, as of June 14, 2000. As of June 14, 2000, we had 6,832,000 shares of Common Stock outstanding.


Name and Address of Beneficial Owner (1)    Number of Shares Beneficially      Percentage of Outstanding
                                                    Owned(2)                         Common Stock
----------------------------------------    -----------------------------      -------------------------

Brian Kathler                                        1,635,000 (3)                            24%

Robert Gamon                                         1,635,000 (4)                            24%

Paul Watkins                                           817,500                                12%

Cheryl Watkins                                         817,500                                12%

James King                                              56,800 (5)                             1%


--------------------------------
(1) Unless otherwise indicated, the address of such person is c/o the Company.
(2) For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following June 14, 2000
(3) The 1,635,000 shares of common stock beneficially owned by Brian Kathler are registered in the name of Kathler Holdings Inc., a private company controlled by Mr. Kathler.
(4) The 1,635,000 shares of common stock beneficially owned by Robert Gamon are registered in the name of 595871 BC Ltd., a private company controlled by Mr. Gamon.
(5) Includes 50,000 shares issuable on exercise of an option at $1.00 per share. Also includes 5,000 shares held by Mr. King's wife, as to which he disclaims a beneficial interest and 600 shares held by Mr. King's minor children, as to which he disclaims a beneficial interest.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         We acquired our subsidiary, ViaVid Broadcasting Corp., on January 27, 1999 from Paul Watkins, Cheryl Watkins, 549419 BC Ltd. and Kathler Holdings Inc. in consideration for the issue of 5,100,000 shares of our common stock issued as follows:

o Kathler Holdings Inc. was issued 1,700,000 shares. Kathler Holdings Inc. is a private company controlled by Brian Kathler, our President and a Director.

o    Paul Watkins, a Director, was issued 850,000 shares.

o    Cheryl Watkins, our Secretary and Treasurer, was issued 850,000 shares.

o 549419 BC Ltd. was issued 1,700,000 shares. 549419 BC Ltd. is a private company controlled by Robert Gamon, a Director. These shares are now held by 595871 BC Ltd., a private company controlled by Robert Gamon, a Director.

         We have entered into a consulting contract with Kathler Holdings Inc. for the services of Brian Kathler, our President and a Director. We have also entered into a consulting contract with Watkins Communications Inc. for the services of Mr. Paul Watkins, a Director, and 595871 BC Ltd. for the services of Mr. Robert Gamon, a Director.

         We have also repaid on September 15, 1999 the following loans to our shareholders and Directors:

                  Shareholder/Director                 Loan Repayment
                  --------------------                 --------------
                  Kathler Holdings Inc.                $3,240
                  549419 B.C. Ltd.                     $4,520
                  Paul Watkins                         $4,790

         We have no other loans outstanding to any of our officers, Directors or principal shareholders. The loans were repaid out of the proceeds from the sale of our securities.

                                     PART IV

ITEM 1(a) - EXHIBITS AND REPORTS ON FORM 8-K:

      EXHIBIT                                     DESCRIPTION
---------------------              ---------------------------------------------

         3.1                       Articles of Incorporation*

         3.2                       By-Laws of the Company*

        10.1 Acquisition Agreement dated January 26, 1999 between the Company and Mr. Paul Watkins, Ms. Cheryl Watkins, 549419 BC Ltd. and Kathler Holdings Inc.*

        10.2 Consulting Contract dated February 1, 2000 with Kathler Holdings Inc. and Brian Kathler.

        10.3 Consulting Contract dated February 1, 2000 with Watkins Communications Inc. and Paul Watkins

        10.4 Consulting Contract dated December 1, 1999 with 595871 BC Ltd. and Robert Gamon.

        21.0                       Subsidiaries of Registrant:

                                                           State or Jurisdiction
                                   None                      of Incorporation
                                   ----                    ---------------------

                                   Via Vid Broadcasting      British Columbia
                                          Corp.

        27.0                       Financial Data Schedule
--------------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form 10-SB filed June 29, 1999 (File No. 0-26535).

(b) Reports on Form 8-K

      The Registrant has not filed any Current Reports on Form 8-K for the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            VIAVID BROADCASTING, INC.

                        BY: /s/ Brian Kathler
                            -------------------------------------------
                            Brian Kathler, PRESIDENT

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                              DATE

 /s/Brian Kathler           President (Principal                   June 28, 2000
-------------------------   Executive Officer and Principal
Brian Kathler               Financial and Accounting Officer
                            and Director)



 /s/ Paul Watkins           Director                               June 28, 2000
-------------------------
Paul Watkins

 /s/ Robert Gamon           Director                               June 28, 2000
-------------------------
Robert Gamon

/s/ James King              Director                               June 28, 2000
-------------------------
James King

                            VIAVID BROADCASTING INC.
                          (A DEVELOPMENT STAGE COMPANY)



                        CONSOLIDATED FINANCIAL STATEMENTS



                                 MARCH 31, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
ViaVid Broadcasting Inc.
(A Development Stage Company)

We have audited the consolidated balance sheets of ViaVid Broadcasting Inc. as at March 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 2000 and for the period from the start of the development stage on January 20, 1999 to March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2000 and 1999 and the results of its operations and the changes in its stockholders' equity and its cash flows for the year ended March 31, 2000 and for the period from the start of the development stage on January 20, 1999 to March 31, 2000 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that ViaVid Broadcasting Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's losses from operations raises substantial doubt as to the Company's ability to continue as a going concern unless the Company attains future profitable operations and/or obtains additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

                                                            "DAVIDSON & COMPANY"

Vancouver, Canada                                          Chartered Accountants

June 16, 2000

                          A Member of SC INTERNATIONAL
                          ----------------------------
     Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372,
                 Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
                   Telephone (604) 687-0947 Fax (604) 687-6172

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31

================================================================================
                                                      2000            1999
--------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                           $   134,540        $163,406
  Accounts receivable                                  6,164           6,841
  Prepaid expenses                                    13,045              --
                                                 -----------        --------

                                                     153,749         170,247

CAPITAL ASSETS (Note 5)                              183,740          17,510
                                                 -----------        --------

                                                 $   337,489        $187,757
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities          $ 31,794        $  6,866
  Due to related parties                              17,780           8,459
                                                 -----------        --------

                                                      49,574          15,325
                                                 -----------        --------

SHAREHOLDERS' EQUITY
  Capital stock (Note 6)
    Authorized
     25,000,000 common shares with a
     par value of $0.001 per share
    Issued and outstanding
     6,652,000 common shares
      (1999 - 5,884,000 common shares)                 6,652           5,884
  Additional paid-in capital                       1,358,077         238,216
  Deficit accumulated during the
    development stage                             (1,076,814)        (71,668)
                                                 -----------        --------

                                                     287,915         172,432
                                                 -----------        --------

                                                 $   337,489        $187,757
================================================================================

NATURE OF OPERATIONS (Note 1)

SUBSEQUENT EVENTS (Note 11)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================
                                     Period From
                                   Incorporation                     Period From
                                              on                   Incorporation
                                     January 20,                      on January
                                         1999 to       Year Ended    20, 1999 to
                                       March 31,        March 31,      March 31,
                                            2000             2000           1999
--------------------------------------------------------------------------------
REVENUE
    Broadcast and web income         $    48,080       $   44,644    $    3,436
    Interest income                        5,504            5,504            --
                                     -----------       ----------    ----------

                                          53,584           50,148         3,436
                                     -----------       ----------    ----------

EXPENSES
    Amortization                          39,549           31,500         8,049
    Consulting                           306,428          269,614        36,814
    Equipment rental                       7,764            6,563         1,201
    Foreign exchange                       4,022            4,022            --
    Graphic design                        12,737           12,737            --
    Internet fees                         40,429           39,007         1,422
    Office and miscellaneous              62,804           57,204         5,600
    Professional fees                    113,652          103,721         9,931
    Rent                                  55,306           47,508         7,798
    Salaries and benefits                102,764           98,475         4,289
    Stock based compensation             337,629          337,629            --
    Travel and promotion                  47,314           47,314            --
                                     -----------       ----------    ----------

                                       1,130,398        1,055,294        75,104
                                     -----------       ----------    ----------

LOSS FOR THE PERIOD                  $(1,076,814)     $(1,005,146)   $  (71,668)
===============================================================================

LOSS PER SHARE                                        $     (0.16)   $    (0.01)
===============================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                     6,241,852     5,187,143
===============================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

============================================================================================================
                                               Common Stock                           Deficit
                                        ---------------------------               Accumulated
                                                                     Additional    During the
                                             Number                     Paid-in   Development
                                          of Shares        Amount       Capital         Stage          Total
------------------------------------------------------------------------------------------------------------

Shares issued on acquisition (Note 4)     5,100,000   $     5,100   $        --   $        --    $     5,100

Shares issued for cash                      500,000           500         4,500            --          5,000

Shares issued for cash                      100,000           100        49,900            --         50,000

Shares issued for cash                      184,000           184       183,816            --        184,000

Loss for the period                              --            --            --       (71,668)       (71,668)
                                        -----------   -----------   -----------    -----------    -----------

BALANCE AT MARCH 31, 1999                 5,884,000         5,884       238,216       (71,668)       172,432

Shares issued for cash                      768,000           768       782,232            --        783,000

Stock-based compensation for
    options issued to consultants
    and non-employees                            --            --       337,629            --        337,629

Loss for the period                              --            --            --    (1,005,146)    (1,005,146)
                                        -----------   -----------   -----------   -----------    -----------

BALANCE AT MARCH 31, 2000                 6,652,000   $     6,652   $ 1,358,077   $(1,076,814)   $   287,915
============================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS


===================================================================================================================================
                                                                                Period From
                                                                              Incorporation                             Period From
                                                                                         on                           Incorporation
                                                                                January 20,                              on January
                                                                                    1999 to          Year Ended         20, 1999 to
                                                                                  March 31,           March 31,           March 31,
                                                                                       2000                2000                1999
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                         $(1,076,814)        $(1,005,146)        $   (71,668)
    Items not affecting cash
       Amortization                                                                  39,549              31,500               8,049
       Stock based compensation                                                     337,629             337,629                  --

    Changes in non-cash working capital items
       (Increase) decrease in accounts receivable                                    (6,164)                677              (6,841)
       (Increase) decrease in prepaid expenses                                      (13,045)            (13,045)                 --
       Increase in accounts payable and accrued liabilities                          31,794              24,928               6,866
                                                                                -----------         -----------         -----------

    Net cash used in operating activities                                          (687,051)           (623,457)            (63,594)
                                                                                -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                                  (217,854)           (197,730)            (20,124)
    Acquisition of subsidiary                                                          (335)                 --                (335)
                                                                                -----------         -----------         -----------

    Net cash used in investing activities                                          (218,189)           (197,730)            (20,459)
                                                                                -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                   1,022,000             783,000             239,000
    Loans from related parties                                                       17,780               9,321               8,459
                                                                                -----------         -----------         -----------

    Net cash provided by financing activities                                     1,039,780             792,321             247,459
                                                                                -----------         -----------         -----------

CHANGE IN CASH FOR THE PERIOD                                                       134,540             (28,866)            163,406

CASH, BEGINNING OF PERIOD                                                                --             163,406                  --
                                                                                -----------         -----------         -----------

CASH, END OF PERIOD                                                             $   134,540         $   134,540         $   163,406
===================================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 11)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

================================================================================

1.   NATURE OF OPERATIONS

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

2.   GOING CONCERN

     As at March 31, 2000, the Company has an accumulated deficit of $1,076,814. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Management is of the opinion that sufficient working capital will be obtained from external financing and further share issuances to meet the Company's liabilities as they become due.

     These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. They do not include any adjustments to the recoverability and classification of recorded asset amounts and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   SIGNIFICANT ACCOUNTING POLICIES

     In preparing these consolidated financial statements in conformity with generally accepted accounting principles, management was required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results in future periods could be different from these estimates made in the current year. The following is a summary of the significant accounting policies of the Company:

     PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ViaVid Broadcasting Corp. All significant inter-company balances and transactions have been eliminated.

     REPORTING ON COSTS OF START-UP ACTIVITIES

     In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 during the current period.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

================================================================================

3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     CAPITAL ASSETS

     Capital assets are recorded at cost and are amortized over their useful lives on the declining balance method at the following rates:

        Computer equipment                                  30%
        Office furniture                                    20%
        Telephone and video equipment                       20%

     FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     REVENUE RECOGNITION

     Revenue is recognized once the filming and editing of a project has been completed.

     FOREIGN CURRENCY TRANSLATION

     The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

     SEGMENTED INFORMATION

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The statement is effective for fiscal years beginning after December 15, 1997.

     The Company conducts substantially all of its operations in Canada in one business segment.

     LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS
     128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

================================================================================

3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     INCOME TAXES

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses). The purpose of reporting comprehensive income is to present a measure of all changes in stockholders' equity that result from recognized transactions and other economic events of the year, other than transactions with owners in their capacity as owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The adoption of SFAS 130 had no impact on total stockholders' equity during the current period.

4.   ACQUISITION OF VIAVID BROADCASTING CORP.

     On January 27, 1999, the Company completed the acquisition of ViaVid Broadcasting Corp. ("VBC"), a related company having common directors and officers. VBC is a Canadian company incorporated under the laws of British Columbia on July 26, 1994. VBC was inactive from incorporation until October 30, 1998 when it changed its name from 477504 British Columbia Ltd. to ViaVid Broadcasting Corp.

     The Company acquired VBC pursuant to a share exchange agreement whereby the Company agreed to issue 5,100,000 common shares to the shareholders of VBC in exchange for their 3,000 common shares. The Company has accounted for this transaction as a capital transaction. For accounting purposes, the financial statements of the Company and its subsidiary are deemed to have been combined for the prior and current accounting periods. As of the date of acquisition, VBC held no significant assets and liabilities and the accumulated losses to January 27, 1999 was $335.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

================================================================================

5.       CAPITAL ASSETS



     =======================================================================================================================

                                                                                            Accumulated             Net Book
                                                                              Cost         Amortization                Value
     -----------------------------------------------------------------------------------------------------------------------

     2000
       Computer equipment                                                 $130,423             $ 23,915             $106,508
       Office furniture                                                     10,739                2,064                8,675
       Telephone and video equipment                                        76,692                8,135               68,557
                                                                          --------             --------             --------

                                                                          $217,854             $ 34,114             $183,740
                                                                          ========             ========             ========
     1999
       Computer equipment                                                 $ 12,034             $  1,805             $ 10,229
       Office furniture                                                      5,503                  550                4,953
       Telephone and video equipment                                         2,587                  259                2,328
                                                                          --------             --------             --------

                                                                          $ 20,124             $  2,614             $ 17,510
     =======================================================================================================================



6.   CAPITAL STOCK

     The Company issued shares of common stock for the period from incorporation on January 20, 1999 to March 31, 1999 as follows:

       In January 1999, in connection with the acquisition of ViaVid Broadcasting Corp., the Company issued 5,100,000 shares of common stock under Regulation D, subject to Rule 144 of the Securities Act of 1933, as amended, with a value of $5,100.

       In February 1999, the Company completed an offering of 500,000 shares of common stock under Regulation D, subject to Rule 504 of the Securities Act of 1933, as amended, and realized proceeds of $5,000.

       In February 1999, the Company completed an offering of 100,000 shares of common stock under Regulation D, subject to Rule 504 of the Securities Act of 1933, as amended, and realized proceeds of $50,000.

       In February 1999, the Company completed an offering of 184,000 shares of common stock under Regulation D, subject to Rule 504 of the Securities Act of 1933, as amended, and realized proceeds of $184,000.

     The Company issued shares of common stock during the year ended March 31, 2000 as follows:

       In October 1999, the Company issued 295,000 shares of common stock under Regulation S of the Securities Act of 1933, as amended, and realized proceeds of $295,000.

       In November 1999, the Company issued 202,000 shares of common stock under Regulation S of the Securities Act of 1933, as amended, and realized proceeds of $202,000.

       In December 1999, the Company issued 40,000 shares of common stock under Regulation D, subject to Rule 504 of the Securities Act of 1933, as amended, and realized proceeds of $40,000.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

================================================================================

6.   CAPITAL STOCK (cont'd...)

       In January 2000, the Company issued 225,000 shares of common stock on the exercise of stock options and realized proceeds of $225,000.

       In March 2000, the Company issued 6,000 shares of common stock on the exercise of stock options and realized proceeds of $21,000.

7.   RELATED PARTY TRANSACTIONS

       The Company entered into the following transactions with related parties:

       a) Paid consulting fees as follows:

          o $142,731 (1999 - $21,747) to three directors of the Company
          o $22,938 (1999 - $6,574) to an officer of the Company

       b) Paid salary of $32,624 (1999 - $4,015) to an officer of the Company.

       c) During the period ended March 31, 1999, the Company purchased from three directors, computer equipment totalling $4,410. During the year ended March 31, 2000, these same directors had advanced loans to the Company totalling $17,780 (1999 - $4,049). These advances are unsecured and are non-interest bearing, therefore, the fair value of the amounts owed to the directors are not determinable.

8.   INCOME TAXES

     The Company's total deferred tax asset is as follows:

================================================================================

Net operating loss carry forward                                     $  441,170
Valuation allowance                                                    (441,170)
                                                                     ----------

                                                                     $       --
================================================================================

     The Company has an operating loss carryforward of approximately $451,365 which expires in the year 2019. The Company's subsidiary, ViaVid Broadcasting Corp., has Canadian operating losses carryforward of approximately $625,488 which expire in the year 2007. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

9.   STOCK-BASED COMPENSATION EXPENSE

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. No stock based compensation has resulted from the use of this standard.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

================================================================================

9.   STOCK-BASED COMPENSATION EXPENSE (cont'd...)


     Following is a summary of the status of the plan during 1999 and 2000:

================================================================================

                                                                        Weighted
                                                                         Average
                                                          Number        Exercise
                                                       of Shares           Price
     ---------------------------------------------------------------------------

         Outstanding at March 31, 1999                        --         $    --
             Granted                                   1,407,000            1.81
             Forfeited                                  (534,000)          (1.04)
             Exercised                                  (231,000)          (1.04)
                                                       ---------

         Outstanding at December 31, 1999                642,000            2.72
     ===========================================================================

     The weighted average fair value of options granted to non-employees during the current period is approximately $2.76 per share.

     Following is a summary of the status of options outstanding at March 31, 2000:

     ===========================================================================

                           Outstanding Options               Exercisable Options
                      -----------------------------------    -------------------

                                    Weighted
                                     Average    Weighted                Weighted
                                   Remaining     Average                 Average
                                 Contractual    Exercise                Exercise
     Exercise Price    Number           Life       Price        Number     Price
     ---------------------------------------------------------------------------
     $ 1.00           200,000           2.8       $ 1.00       200,000    $ 1.00
       3.50           267,000           2.9         3.50       204,000      3.50
       3.50            50,000          2.11         3.50        50,000      3.50
       3.50           125,000           3.0         3.50       125,000      3.50

     ===========================================================================

     NON-VESTED STOCK OPTIONS

     The Company has granted options to purchase 63,000 shares of common stock exercisable at $3.50 per share that vest and become exercisable in allotments of 21,000 shares every three months from April 19, 2000 to October 19, 2000.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

================================================================================

9.   STOCK-BASED COMPENSATION EXPENSE (cont'd...)



     COMPENSATION

     Had compensation cost for employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

     ===========================================================================

       NET LOSS
         As reported                                           $(1,005,146)
                                                               ===========

         Pro forma                                             $(1,147,834)
                                                               ===========

       BASIC AND DILUTED LOSS PER SHARE
         As reported                                           $     (0.16)
                                                               ===========

         Pro forma                                             $     (0.18)
     ===========================================================================

     The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

     ===========================================================================

     Risk-free interest rate                                    5.554% - 6.484%%
     Expected life of the options                                        2 years
     Expected volatility                                                     50%
     Expected dividend yield                                                 --
     ===========================================================================

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the emerging issues task force consensus in issued No. 96 - 18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

     The Company granted 407,000 options to third party consultants during the current period and accordingly, using the Black Scholes Option pricing model, the stock based compensation recognized during the period ended March 31, 2000 was $337,629. This amount can be allocated to another expense category in the accompanying consolidated statements of operations as consulting fees.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

================================================================================

10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

     ===========================================================================

                                                    March 31,        March 31,
                                                         2000             1999
     ---------------------------------------------------------------------------

     Cash paid for income taxes                         $ --           $    --
     ===========================================================================

     Cash paid for interest                             $ --           $    --
     ===========================================================================

     The following non-cash operating, investing and financing transactions occurred during the period ended March 31, 1999:

     a) The Company issued 5,100,000 shares of common stock at a deemed value of $5,100 for the acquisition of ViaVid Broadcasting Corp.

     There were no non-cash operating, investing and financing transactions for the year ended March 31, 2000.

11.  SUBSEQUENT EVENTS

     The following events occurred subsequent to March 31, 2000:

     a) In April 2000, the Company issued 180,000 shares of common stock on the exercise of stock options and realized proceeds of $180,000.

     b) In April 2000, the Company granted stock options to a consultant to acquire 50,000 shares of common stock at $2.00 per share, exercisable until April 10, 2003.

     c) In May 2000, the Company granted a stock option to a consultant to acquire 25,000 shares of common stock at $2.00 per share, exercisable until May 4, 2003.

     d) In June 2000, the Company repriced 302,000 stock options that were granted at $3.50 per share to $1.00 per share and repriced the stock options of 50,000 shares described in (b) above from $2.00 per share to $1.00 per share.