Form 10QSB
period 2000-06-30
VIAVID BROADCASTING INC
filed 2000-08-18
CIK 1079110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from______________ to______________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding as of
                           Class                            August 16, 2000
                           ---------------                  ------------------
                           Common Stock                      6,907,000 shares

                         PART 1 B FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ending June 30, 2000 are included with this Form 10-QSB. The unaudited financial statements for the three months ending June 30, 2000 include:

         (a)      Consolidated  Balance  Sheet as of June 30, 2000 and March 31,
                  2000;

         (b)      Consolidated   Statement  of  Operations  -  Cumulative   from
                  Incorporation to June 30, 2000, Three months ended June 30, 2000 and June 30, 1999;

         (c) Consolidated Statement of Shareholders' Equity for the period ending June 30, 2000;

         (d)      Consolidated   Statement  of  Cash  Flows  -  Cumulative  from
                  Incorporation to June 30, 2000, Three months ended June 30, 2000 and June 30, 1999;

         (e)      Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending March 31, 2001.

                              FINANCIAL STATEMENTS

                            VIAVID BROADCASTING INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                  JUNE 30, 2000

VIAVID BROADCASTING INC.

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================

                                                                                     June 30,       March 31,
                                                                                         2000            2000
--------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash                                                                        $      97,960  $      134,540
    Accounts receivable                                                                 9,601           6,164
    Prepaid                                                                            10,391          13,045
                                                                                -------------  --------------

                                                                                      117,952         153,749

CAPITAL ASSETS (Note 5)                                                               175,295         183,740
                                                                                -------------  --------------

                                                                                $     293,247  $      337,489
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                    $      26,707  $       31,794
    Due to related parties                                                             10,830          17,780
                                                                                -------------  --------------

                                                                                       37,537          49,574
                                                                                -------------  --------------
SHAREHOLDERS' EQUITY
    Capital stock (Note 6)
       Authorized
              25,000,000  common shares with a par value of $0.001 per share
       Issued
               6,832,000  common shares (6,652,000 at March 31, 2000)                   6,832           6,652
    Additional paid-in capital                                                      1,555,184       1,358,077
    Deficit accumulated during the development stage                               (1,306,306)     (1,076,814)
                                                                                -------------  --------------

                                                                                      255,710         287,915
                                                                                -------------  --------------

                                                                                $     293,247  $      337,489
==============================================================================================================
NATURE OF OPERATIONS (Note 1)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.

(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

=================================================================================================
                                                    Cumulative
                                                          From      Three Month      Three Month
                                                 Incorporation     Period Ended     Period Ended
                                                   to June 30,         June 30,         June 30,
                                                          2000             2000             1999
-------------------------------------------------------------------------------------------------
REVENUE

    Broadcast and web income                    $       52,769  $         4,689  $         5,768
    Interest income                                      7,911            2,407               -
                                                --------------  ---------------  --------------

                                                        60,680            7,096            5,768
                                                --------------  ---------------  ---------------


EXPENSES
    Amortization                                        51,516           11,967            4,094
    Consulting                                         388,414           81,986           39,917
    Equipment rental                                     8,680              916               -
    Foreign exchange                                    11,698            7,676               -
    Internet, website and graphics                      68,879           15,713           16,632
    Office and miscellaneous                            79,668           16,864           13,098
    Professional fees                                  124,893           11,241           11,986
    Rent                                                66,812           11,506            8,510
    Salary and benefits                                149,014           46,250            8,800
    Stock based compensation                           354,916           17,287               -
    Travel and entertainment                            62,496           15,182            3,474
                                                --------------  ---------------  ---------------

                                                     1,366,986          236,588          106,511
                                                --------------  ---------------  ---------------

LOSS FOR THE PERIOD                             $   (1,306,306) $      (229,492) $      (100,743)
=================================================================================================
BASIC LOSS PER SHARE                                            $        (0.03)  $        (0.02)
=================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                                   6,772,000        5,884,000
=================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================

                                                                                                      Deficit
                                                        Common Stock                              Accumulated
                                                ------------------------------
                                                                                   Additional      During the
                                                        Number                        Paid-in     Development
                                                     of Shares         Amount         Capital           Stage           Total
------------------------------------------------------------------------------------------------------------------------------

Issued shares for acquisition (Note 4)               5,100,000  $       5,100  $           -   $           -   $        5,100

Issued shares for cash at $0.01 per share              500,000            500           4,500              -            5,000

Issued shares for cash at $0.50 per share              100,000            100          49,900              -           50,000

Issued shares for cash at $1.00 per share              184,000            184         183,816              -          184,000

Loss for the period                                         -              -               -          (71,668)        (71,668)
                                                --------------  -------------  --------------  --------------  --------------

Balance at March 31, 1999                            5,884,000          5,884         238,216         (71,668)        172,432

Shares issued for cash                                 768,000            768         782,232              -          783,000

Stock-based compensation for options

Loss for the year                                           -              -               -       (1,005,146)     (1,005,146)
                                                --------------  -------------  --------------  --------------  --------------

Balance at March 31, 2000                            6,652,000          6,652       1,358,077      (1,076,814)        287,915

Stock-based compensation for options

Issued shares for cash at $1.00 per share              180,000            180         179,820              -          180,000

Loss for the period                                         -              -               -         (229,492)       (229,492)
                                                --------------  -------------  --------------  --------------  --------------

Balance at June 30, 2000                             6,832,000  $       6,832  $    1,555,184  $   (1,306,306) $      255,710
==============================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.

(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                                                                 Cumulative
                                                                                       From      Three Month      Three Month
                                                                              Incorporation     Period Ended     Period Ended
                                                                                to June 30,         June 30,         June 30,
                                                                                       2000             2000             1999
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                      $   (1,306,306) $      (229,492) $      (100,743)
    Items not affecting cash:
       Amortization                                                                  51,516           11,967            4,094
       Stock based compensation                                                     354,916           17,287             -

    Changes in non-cash working capital items:
       Increase in accounts receivable                                               (9,601)          (3,437)          (4,531)
       Increase (decrease) in accounts payable                                       26,707           (5,087)           1,562
       (Increase) decrease in prepaid                                               (10,391)           2,654               -
                                                                             --------------  ---------------  --------------

    Net cash used in operating activities                                          (893,159)        (206,108)         (99,618)
                                                                             --------------  ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                                  (221,376)          (3,522)         (81,795)
    Acquisition of subsidiary                                                          (335)              -                -
                                                                             --------------  ---------------  --------------

    Net cash used in investing activities                                          (221,711)          (3,522)         (81,795)
                                                                             --------------  ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from common shares                                                   1,202,000          180,000          100,000
    Loans from related parties                                                       10,830           (6,950)              -
                                                                             --------------  ---------------  --------------

    Net cash provided by financing activities                                     1,212,830          173,050          100,000
                                                                             --------------  ---------------  ---------------

CHANGE IN CASH FOR THE PERIOD                                                        97,960          (36,580)         (81,413)

CASH, BEGINNING OF PERIOD                                                                -           134,540          163,406
                                                                             --------------  ---------------  ---------------

CASH, END OF PERIOD                                                          $       97,960  $        97,960  $        81,993
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 10)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000

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

2.       GOING CONCERN

         As at June 30, 2000, the Company has an accumulated deficit of $1,306,306. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Management is of the opinion that sufficient working capital will be obtained from external financing and further share issuances to meet the Company's liabilities as they become due.

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

         REPORTING ON COSTS OF START-UP ACTIVITIES

         In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 during the last period.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000

4.       ACQUISITION OF VIAVID BROADCASTING CORP. (cont'd.....)

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

5.       CAPITAL ASSETS

==============================================================================================
                                                                        Net Book Value
                                                                ------------------------------
                                                    Accumulated       June 30,       March 31,
                                           Cost    Amortization           2000            2000
----------------------------------------------------------------------------------------------
Computer equipment              $      132,737  $       31,990  $      100,747 $      106,508
Office furniture                        11,104           2,507           8,597          8,675
Telephone and video equipment           77,535          11,584          65,951         68,557
                                --------------  --------------  -------------- --------------

                                $      221,376  $       46,081  $      175,295 $      183,740
==============================================================================================

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000

6.       CAPITAL STOCK (cont'd...)

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

         The Company issued shares of common stock during the three month period ended June 30, 2000 as follows:

             In April 2000, the Company issued 180,000 shares of common stock on the exercise of stock options and realized proceeds of $180,000.

7.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         a) Paid or accrued consulting fees totalling $45,418 (1999 - $20,598 to two directors) to three directors of the Company

         b) Paid salary totalling $8,074 (1999 - $8,239) to an officer of the Company.

8.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

=============================================================================
Net operating loss carry forward                              $      441,170
Valuation allowance                                                 (441,170)
                                                              --------------
                                                              $           -
=============================================================================

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000

9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of the plan during 2000:

         ==================================================================
                                                                  Weighted
                                                                   Average
                                                    Number        Exercise
                                                 of Shares           Price
         ------------------------------------------------------------------
         Outstanding at March 31, 2000             642,000  $         1.49
             Granted                               390,000            1.00
             Forfeited                             (15,000)           1.00
             Exercised                            (180,000)           1.00
                                              ------------

         Outstanding at June 30, 2000              837,000            1.37
         ==================================================================


         On June 7, 2000, 302,000 stock options were re-priced from $3.50 per share to $1.00 per share. The re-pricing changed the weighted average at March 31, 2000 from $2.72 to $1.49.

         The weighted average fair value of options to non-employees as at June 30, 2000 is approximately $1.45 per share.

         Following is a summary of the status of options outstanding at June 30, 2000:
================================================================================

                        Outstanding Options                  Exercisable Options
                     --------------------------------       -------------------
                                 Weighted
                                  Average      Weighted               Weighted
                                Remaining       Average                Average
                              Contractual      Exercise               Exercise
Exercise Price      Number           Life         Price      Number      Price
-------------------------------------------------------------------------------
$    1.00           20,000          2.5        $    1.00     20,000   $  1.00
     1.00          252,000          2.6             1.00    210,000      1.00
     1.00           50,000          2.7             1.00     50,000      1.00
     3.50           25,000          9.9             3.50     25,000      3.50
     3.50          100,000          2.9             3.50     50,000      3.50
     1.00           50,000          2.9             1.00     50,000      1.00
     1.00          170,000          2.9             1.00    170,000      1.00
     1.00           20,000          3.0             1.00     20,000      1.00
     1.00          150,000          3.0             1.00    150,000      1.00
===============================================================================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000

9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         NON-VESTED STOCK OPTIONS

         The Company has granted options to employees to purchase 36,000 shares of common stock exercisable at $1.00 per share that vest and become exercisable in allotments of 18,000 shares on July 19, 2000 and October 19, 2000.

         The Company has granted options to consultants to purchase 56,000 shares of common stock exercisable at $1.00 and $3.50 per share that vest in allotments of 3,000 shares at $1.00 per share and of 25,000 shares at $3.50 per share at various dates commencing July 19, 2000 to December 13, 2000.

         COMPENSATION

         Had compensation cost for employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

==============================================================
NET LOSS
    As reported                                $    (229,492)
                                               ===============
    Pro forma                                  $    (249,886)
                                               ===============

BASIC AND DILUTED LOSS PER SHARE
    As reported                                $       (0.04)
                                               ===============
    Pro forma                                  $       (0.04)
==============================================================

         The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

=============================================================

Risk-free interest rate                     5.554% - 6.484%%
Expected life of the options                         2 years
Expected volatility                                      50%
Expected dividend yield                                   -
=============================================================


         The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the emerging issues task force consensus in issued No. 96 - 18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

         The Company granted 390,000 options to third party consultants during the current period. The stock based compensation recognized, using the Black Scholes Option pricing model, is $138,300. This amount will be amortized to expense over a two year period at $17,287 per quarter. This amount can be allocated to another expense category in the accompanying consolidated statements of operations as consulting fees.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2000

10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

================================================================================
                                     Cumulative
                                           From    Three Month      Three Month
                                  Incorporation   Period Ended     Period Ended
                                    to June 30,       June 30,         June 30,
                                           2000           2000             1999
--------------------------------------------------------------------------------

Cash paid for income taxes      $            -  $           -   $            -
================================================================================

Cash paid for interest          $            -  $           -   $            -
================================================================================

         There were no non-cash operating, investing and financing transactions during the three month periods ended June 30, 2000 and 1999.

         The following non-cash operating, investing and financial transactions occurred during the period from date of incorporation to June 30, 2000:

             The Company issued 5,100,000 shares of common stock at a deemed value of $5,100 for the acquisition of ViaVid Broadcasting Corp.

11.      SUBSEQUENT EVENT

         Subsequent to June 30, 2000, the Company agreed to issue 75,000 shares of the common stock as consideration for consulting services rendered.

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

RESULTS OF OPERATIONS

REVENUES. Our revenues were $7,096 for the three month period ending June 30, 2000, compared to revenues of $5,768 for the period from June 30, 1999. Our revenues for the year ended March 31, 2000 were $50,148. Our revenues were achieved primarily from video production and Internet broadcast services provided to our customers. We also achieved revenues from hosting services provided to customers

Our revenues are minimal in comparison to our operating expenses as the Company is currently in the start-up phase of its operations. We are attempting to increase our future revenues by completing our plan of operations, as discussed below. In addition, we have commenced "live" Internet broadcasts in December, 1999. Our objective is to attract corporate sponsorship and advertising for these "live" Internet broadcasts.

OPERATING EXPENSES. Our operating expenses were $236,588 for the three month period ending June 30, 2000, compared to operating expenses of $106,511 for the quarter ending June 30, 1999. The increase in operating expenses during this quarter was due to the move to the new production facilities and the additional expenses incurred to run a live feed from the studio. We will incur additional operating expenses as we continue to provide live broadcast feeds of our productions on the Internet. We will continue to have operating expenses in connection with the continued up-grade of our Web site. We also anticipate that operating expenses will increase as the number of video productions which we produce and broadcast for our customers increases.

NET LOSS. Our net loss was $229,492, or $0.03 per share, for the three months ending June 30, 2000. Our net loss was $100,743, or $0.02 per share, for the quarter ended June 30, 1999. Our net loss reflects the fact that we have not earned significant revenues to date.

LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATIONS

         Our operations have been financed principally through sales of our equity securities.

         We had cash of $97,960 as of June 30, 2000 compared to cash of $134,540 as of March 31, 2000.

         We realized net proceeds of $180,000 from the sales of our equity securities during the three months ended June 30, 2000. These proceeds were used to finance our operating activities.

         We plan on meeting our operating expenses during the year by focusing on generating revenues through advertisements and sponsorship on live broadcasts, video productions for broadcast on our website and hosting of video productions as well as from additional capital intended to be provided by the proposed sale of equity securities.

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

         Subject to the availability of sufficient funds, we currently intend to pursue the following Plan of Operations during the next twelve months:

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

o Develop additional programming for our Sports, Entertainment and Health and Lifestyles Channels. We anticipate we will spend approximately $500,000 on various programs for these additional channels over the twelve-month period;

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

     Accordingly, subject to the availability of funds, we anticipate that we will spend approximately $1,150,000 over the twelve-month period in pursuing our Plan of Operations described above. Substantially all these funds will need to be obtained from additional equity financings to be completed in the future. In the event we are unable to obtain these funds from these sources, our ability to pursue our business plan will be adversely affected.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

          With the exception of historical matters, the matters discussed in this 10QSB are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this report regarding our plans and objectives of management for our future operations, including plans or objectives relating to our intentions to provide digital streaming technology to create, develop and offer live event coverage, participant interviews, news and information, and other content through our Website, Internet news broadcasting and other dissemination services and other products or services, our plans and objectives regarding revenues and expenses in future periods, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current level of operating expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this report include the assumptions made by management as to the future growth and business direction of the Internet, e-commerce through the facilities of the Internet and the role of video production and Internet news broadcasting and dissemination services on the Internet. They also include our beliefs as to the importance of privacy to users, their willingness to view our broadcasting services and programs, as well as our plans to improve the capabilities of our servers and facilities. They also include our beliefs as to the willingness of small-cap public companies to broadcast corporate news and information on the internet and for us to derive revenues from providing this service. We cannot assure you that our assumptions in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet based broadcast services for the dissemination of their news information, realizing material amounts of advertising or other revenues, achieving any commercial advantage relative to other Internet or other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our advertising and other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 19. They are also described in our Annual Report on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

                                  RISK FACTORS

         An investment in shares of our Common Stock involves a high degree of risk. You should consider the following factors, in addition to the other information contained in this report, in evaluating our business and proposed activities before you purchase any shares of our common stock. You should also see the "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1996" regarding risks and uncertainties relating to us and to forward looking statements in this report.

                        RISKS APPLICABLE TO OUR BUSINESS

EXTREMELY LIMITED OPERATING HISTORY; HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and our Web site began operations on the Internet in February 1999. Our total revenues since inception through June 30, 2000 were $60,680. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development particularly in the new and rapidly evolving market for Internet products, content and services. We cannot assure you that we will be successful in addressing such risks. We cannot assure you that our revenue will grow sufficiently to assure our future success. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2000 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and the necessity to obtain additional financing. At June 30, 2000, we did not have available to us the funds necessary to meet our anticipated capital needs. At June 30, 2000 we had cash of $97,960. In order to meet our Plan of Operations, we will need to raise additional capital. We are currently seeking to raise this additional capital. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

POSSIBLE INABILITY TO GENERATE REVENUES AND PROFITABLE OPERATIONS

         We have earned minimal revenues to date and we are presently not profitable. Our business and marketing strategy contemplates that we will earn revenues from public customers who pay for the broadcast of digital video productions on the Internet via our Web site, through advertising posted on our Web site and sponsorship. If we are not able to generate revenues from these activities or if the revenues generated do not exceed the operating costs of our business, then our business will not be profitable and our business may fail.

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the quarter ended June 30, 2000, we incurred a loss of $229,492 compared to a loss of $100,743 for the quarter ended June 30, 1999. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

DEPENDENCE ON ADVERTISING AND SPONSORSHIP REVENUE

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

         Substantially all of our communications hardware and computer hardware is located at a leased facility in Vancouver, British Columbia, Canada. Our systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. We do not presently have fully redundant systems and have not yet completed implementing a formal disaster recovery plan. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptive problems. If our computer systems fail to operate for any of these reasons, then we will not be able to operate our Web site or achieve revenues from customers and advertisers and our business will be harmed.

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 71% of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our
Articles  of  Incorporation   and  any  business   combinations.   Such
persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

DIFFICULTIES IN CREATING AWARENESS OF OUR WEB SITE

         We believe that development and awareness of our Web site is critical to our success in attracting consumers and advertisers. The importance of customer awareness will increase as low barriers to entry encourage the proliferation of Web sites. Subject to the availability of funds, we intend to increase our marketing and advertising spending in order to attract and retain users and advertisers, and to promote and maintain awareness of our Web site in response to competitive pressures. If we are unsuccessful in building strong recognition of our Web site and if our marketing efforts are not successful, we will not be successful in attracting customers for our Web site and earning revenues from our Web site with the result that our business will be harmed.

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

SHARES ELIGIBLE FOR FUTURE SALE

         Sales of significant amounts of our Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of our Common Stock or our future ability to raise capital through an offering of our equity securities. We had, as of August 16, 2000, 6,907,000 shares of common stock outstanding. Of such shares, 4,911,800 shares were held by officers and Directors of the Company. The 4,911,800 shares held by officers and Directors are "restricted securities" as such term is defined in Rule 144 under the Securities Act. In addition, as of August 16, 2000, an additional 75,000 shares issued in July 2000 may be deemed "restricted securities".Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. Approximately 409,000 shares of our Common Stock are freely transferable under U.S. Federal securities laws and the offer and sale of 1,017,000 shares has been registered under the Securities Act and, subject to the requirements of the Securities Act for the selling securityholders to deliver a current prospectus in connection with a sale of those shares, can be sold in the over-the-counter market. The sale of these shares or the perception that such sales will or could occur could materially and adversely affect the market price for our Common Stock.

         On January 27, 2000, Kathler Holdings Inc., Paul Watkins, Cheryl Watkins and 549419 BC Ltd. (now 595781 BC Ltd.), our principal shareholders, notified us that they sold or intend to sell an aggregate of 195,000 shares of Common Stock pursuant to Rule 144. Subsequent to the sale of those shares, the shares become freely transferrable under U.S. Federal securities laws.

         We have filed a Form S-8 registration statement under the Securities Act to register all shares of Common Stock issuable pursuant to outstanding options and all shares of Common Stock reserved for issuance under our 1999 Stock Option Plan. Such registration statement became effective immediately upon filing in December 1999 and the shares issuable on exercise of options granted under the 1999 Stock Option Plan are covered by that registration statement. The shares issuable on exercise of the options granted under the Plan are eligible for sale, subject to Rule 144 limitations applicable to affiliates. As of August 10, 2000, we have options outstanding under the 1999 Stock Option Plan to purchase 712,000 shares at a price of $1.00 per share and 125,000 shares at a price of $3.50 per share. An aggregate of 186,000 shares were issued on exercise of options granted under the 1999 Stock Option Plan on March 14 and April 12, 2000 and are included in the shares described above that are freely transferrable under U.S. Federal securities laws. In addition, there are 113,000 shares reserved for the future grant of options under the Plan. We intend to attract employees to work for us through the grant of options to purchase these shares. These options granted to attract additional employees may be immediately exercisable and the shares freely transferrable under the Securities Act. The sale of these shares or the preception that such shares will be sold could have an adverse effect on the market price for our Common Stock.

         On June 7, 2000, 302,000 options issued to a Director and certain employees and consultants were repriced from $3.50 to $1.00. These shares are reflected in the 712,000 shares listed above at $1.00.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit Number    Description
                  --------------    ------------
                  27.1              Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 16, 2000          By:     /s/ Brian Kathler
                                          -------------------------------
                                          President
                                          (Principal Executive Officer and
                                          Principal Accounting Officer)