Form 10QSB
period 2000-09-30
VIAVID BROADCASTING INC
filed 2000-11-14
CIK 1079110

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2000

[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to _______________

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
                                                             ------------

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding as of
            Class                               November 10, 2000
            -----                               -----------------
            Common Stock                        7,651,000 shares

                         PART 1 B FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ending September 30, 2000 are included with this Form 10-QSB. The unaudited financial statements for the six months ending September 30, 2000 include:

         (a) Consolidated Balance Sheet as of September 30, 2000 and March 31, 2000;

         (b) Consolidated Statement of Operations - Cumulative from Incorporation to September 30, 2000, Six months ended September 30, 2000 and September 30, 1999 and Three months ended September 30, 2000 and September 30, 1999;

         (c) Consolidated Statement of Shareholders' Equity for the period ending September 30, 2000;

         (d)      Consolidated   Statement  of  Cash  Flows  -  Cumulative  from
                  Incorporation   to  September  30,  2000,   Six  months  ended
                  September 30, 2000 and September 30, 1999;

         (e)      Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending March 31, 2001.


                              FINANCIAL STATEMENTS

                            VIAVID BROADCASTING INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

=============================================================================================================================
                                                                                               September 30,       March 31,
                                                                                                        2000            2000
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT

    Cash                                                                                       $     183,556  $      134,540
    Accounts receivable                                                                                7,702           6,164
    Prepaid expenses                                                                                   7,572          13,045
                                                                                               -------------  --------------

                                                                                                     198,830         153,749

CAPITAL ASSETS (Note 5)                                                                              164,162         183,740
                                                                                               -------------  --------------

                                                                                               $     362,992  $      337,489
=============================================================================================================================



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT

    Accounts payable and accrued liabilities                                                   $      25,464  $       31,794
    Due to related parties                                                                            37,313          17,780
                                                                                               -------------  --------------

                                                                                                      62,777          49,574
                                                                                               -------------  --------------

SHAREHOLDERS' EQUITY
    Capital stock (Note 6)

       Authorized
              25,000,000  common shares with a par value of $0.001 per share
       Issued
               7,367,000  common shares (6,652,000 at March 31, 2000)                                  7,367           6,652
    Additional paid-in capital                                                                     1,823,937       1,358,077
    Deficit accumulated during the development stage                                              (1,531,089)     (1,076,814)
                                                                                               -------------  --------------

                                                                                                     300,215         287,915
                                                                                               -------------  --------------

                                                                                               $     362,992  $      337,489
=============================================================================================================================


NATURE OF OPERATIONS (Note 1)

SUBSEQUENT EVENT (Note 13)



                   The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

===============================================================================================================================
                                            Cumulative
                                                  From        Three Month      Three Month         Six Month         Six Month
                                         Incorporation       Period Ended     Period Ended      Period Ended      Period Ended
                                      to September 30,      September 30,    September 30,     September 30,     September 30,
                                                  2000               2000             1999              2000              1999
-------------------------------------------------------------------------------------------------------------------------------
REVENUE

    Broadcast and web income          $         56,838  $           4,069  $         9,142  $         8,758   $        14,445
    Interest income                              9,119              1,208              445            3,615             1,108
                                      ----------------  -----------------  ---------------  ---------------   ---------------

                                                65,957              5,277            9,587           12,373            15,553
                                      ----------------  -----------------  ---------------  ---------------   ---------------


EXPENSES

    Amortization                                63,514             11,998           14,172           23,965            20,178
    Consulting                                 488,321             99,907           47,664          181,893            87,158
    Equipment rental                             9,365                685            2,102            1,601             2,476
    Foreign exchange                            12,596                898            2,848            8,574             1,034
    Internet, website and graphics              81,019             12,140           23,246           27,853            39,644
    Office and miscellaneous                    89,739             10,071           21,019           26,935            33,857
    Professional fees                          148,592             23,699            4,534           34,940            26,305
    Rent                                        74,470              7,658            8,608           19,164            16,998
    Salaries and benefits                      193,996             44,982           11,704           91,232            20,380
    Stock based compensation                   372,204             17,288               -            34,575              -
    Travel and entertainment                    63,230                734            8,360           15,916            11,785
                                      ----------------  -----------------  ---------------  ---------------   ---------------

                                             1,597,046            230,060          144,257          466,648           259,815
                                      ----------------  -----------------  ---------------  ---------------   ---------------


LOSS FOR THE PERIOD                   $     (1,531,089) $        (224,783) $      (134,670) $      (454,275)  $      (244,262)
===============================================================================================================================


BASIC LOSS PER SHARE                                    $         (0.03)   $         (0.02) $         (0.07)  $         (0.04)
===============================================================================================================================


WEIGHTED AVERAGE
    SHARES OUTSTANDING                                          6,902,000        6,057,000        6,855,000         5,980,000
===============================================================================================================================








                   The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                                                               Cumulative
                                                                                     From         Six Month         Six Month
                                                                            Incorporation      Period Ended      Period Ended
                                                                         to September 30,     September 30,     September 30,
                                                                                     2000              2000              1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Loss for the period                                                    $   (1,531,089) $      (454,275)  $      (244,262)
    Items not affecting cash:
       Amortization                                                                63,514           23,965            12,129
       Stock based compensation                                                   372,204           34,575              -
       Stock issued for consulting fees                                            37,500           37,500
    Changes in non-cash working capital items:
       Increase in accounts receivable                                             (7,702)          (1,538)          (13,104)
       Increase (decrease) in accounts payable                                     25,464           (6,330)           (2,397)
       (Increase) decrease in prepaid expenses                                     (7,572)           5,473                -
                                                                           --------------  ---------------   ---------------

    Net cash used in operating activities                                      (1,047,681)        (360,630)         (247,634)
                                                                           --------------  ---------------   ---------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of capital assets                                                (222,241)          (4,387)         (124,224)
    Acquisition of subsidiary                                                        (335)              -                 -
                                                                           --------------  ---------------   ---------------

    Net cash used in investing activities                                        (222,576)          (4,387)         (124,224)
                                                                           --------------  ---------------   ---------------


CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from common shares                                                 1,416,500          394,500           400,000
    Loans from related parties                                                     37,313           19,533            (4,541)
                                                                           --------------  ---------------   ---------------

    Net cash provided by financing activities                                   1,453,813          414,033           395,459
                                                                           --------------  ---------------   ---------------


CHANGE IN CASH FOR THE PERIOD                                                     183,556           49,016            23,601


CASH, BEGINNING OF PERIOD                                                              -           134,540           163,406
                                                                           --------------  ---------------   ---------------


CASH, END OF PERIOD                                                        $      183,556  $       183,556   $       187,007
==============================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 12)


                   The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                                                                                     Deficit
                                                        Common Stock                             Accumulated
                                                ------------------------------    Additional      During the
                                                       Number                        Paid-in     Development
                                                    of Shares          Amount        Capital           Stage            Total
------------------------------------------------------------------------------------------------------------------------------
Issued shares for acquisition (Note 4)              5,100,000  $        5,100  $          -   $           -   $        5,100

Issued shares for cash at $0.01 per share             500,000             500          4,500              -            5,000

Issued shares for cash at $0.50 per share             100,000             100         49,900              -           50,000

Issued shares for cash at $1.00 per share             184,000             184        183,816              -          184,000

Loss for the period                                        -               -              -          (71,668)        (71,668)
                                                -------------  --------------  -------------  --------------  --------------

Balance at March 31, 1999                           5,884,000           5,884        238,216         (71,668)        172,432

Shares issued for cash                                768,000             768        782,232              -          783,000

Stock-based compensation for options
  issued to consultants and non-employees                 -               -          337,629              -          337,629

Loss for the year                                         -               -              -        (1,005,146)     (1,005,146)
                                                -------------  --------------  -------------  --------------  --------------

Balance at March 31, 2000                           6,652,000           6,652      1,358,077      (1,076,814)        287,915

Stock-based compensation for options
  issued to consultants and non-employees                  -               -          34,575                          34,575

Issued shares for cash at $1.00 per share             180,000             180        179,820              -          180,000

Issued shares for services at $0.50 per share          75,000              75         37,425              -           37,500

Issued shares for cash at $0.50 per share             460,000             460        229,540              -          230,000

Finders fees paid in cash                                  -               -         (15,500)             -          (15,500)

Loss for the period                                        -               -              -         (454,275)       (454,275)
                                                -------------  --------------  -------------  --------------  --------------

Balance at September 30, 2000                       7,367,000  $        7,367  $   1,823,937  $   (1,531,089) $      300,215
==============================================================================================================================


                   The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
--------------------------------------------------------------------------------



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

2.       GOING CONCERN

         As at September 30, 2000, the Company has an accumulated deficit of $1,531,089. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Management is of the opinion that sufficient working capital will be obtained from external financing and further share issuances to meet the Company's liabilities as they become due.

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
--------------------------------------------------------------------------------



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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
--------------------------------------------------------------------------------



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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
--------------------------------------------------------------------------------



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

5.       CAPITAL ASSETS

=====================================================================================================================
                                                                                              Net Book Value
                                                                                     --------------------------------
                                                                         Accumulated    September 30,       March 31,
                                                               Cost     Amortization             2000            2000
---------------------------------------------------------------------------------------------------------------------
Computer equipment                                    $     133,557 $       40,096   $       93,461   $      106,508
Office furniture                                             11,103          2,950            8,153            8,675
Telephone and video equipment                                77,582         15,034           62,548           68,557
                                                      ------------- --------------   --------------   --------------

                                                      $     222,242 $       58,080   $      164,162   $      183,740
=====================================================================================================================



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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
--------------------------------------------------------------------------------



6.       CAPITAL STOCK (cont'd...)


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

         The Company issued shares of common stock during the six month period ended September 30, 2000 as follows:

                  In April 2000, the Company issued 180,000 shares of common stock on the exercise of stock options and realized proceeds of $180,000.

                  In July 2000, the Company issued 75,000 shares of common stock in exchange for consulting services at a deemed value of $0.50 per share.

                  In September, the Company issued 230,000 units at $1.00 per unit pursuant to a unit offering under Regulation S of the Securities Act of 1933, as amended. Each unit consisted of two common shares and one share purchase warrant to purchase an additional common share at $0.50 per share, until September 30, 2003. The proceeds to the Company were $214,500 (net of a finders fees of $15,500).

7.       SHARE PURCHASE WARRANTS

         As at September 30, 2000, the following share purchase warrants were outstanding:

===============================================================================
          Number             Exercise
        of Shares              Price              Expiry Date
-------------------------------------------------------------------------------
          230,000              $0.50              September 30, 2003
===============================================================================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
--------------------------------------------------------------------------------



8.       STOCK OPTIONS

         As at September 30, 2000, the following stock options were outstanding:

===============================================================================
          Number              Exercise
       of Shares                 Price               Expiry Date
-------------------------------------------------------------------------------
          20,000                 $1.00               November 24, 2002
         237,000                  1.00               January 19, 2003
          50,000                  1.00               February 3, 2003
          25,000                  3.50               March 1, 2010
          50,000                  1.00               April 10, 2003
         170,000                  1.00               May 15, 2003
          20,000                  1.00               June 19, 2003
           5,000                  1.00               August 17, 2003
          75,000                  1.00               August 28, 2003
         150,000                  1.00               September 23, 2003
===============================================================================



9.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         a) Paid or accrued consulting fees totalling $90,774 (1999 - $47,380 to two directors) to three directors of the Company

         b) Paid salary totalling $16,137 (1999 - $16,244) to an officer of the Company.


10.      INCOME TAXES

         The Company's total deferred tax asset is as follows:

================================================================================
Net operating loss carry forward                                 $      441,170
Valuation allowance                                                    (441,170)
                                                                 --------------

                                                                 $            -
================================================================================

         The Company has United States operating loss carryforwards of approximately $451,000 which expires in the year 2019. The Company's subsidiary, ViaVid Broadcasting Corp., has Canadian operating loss carryforwards of approximately $625,000 which expire in the year 2007. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
--------------------------------------------------------------------------------



11.      STOCK-BASED COMPENSATION EXPENSE

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

         Following is a summary of the status of the plan during 2000:

         ====================================================================================================================
                                                                                                                    Weighted
                                                                                                                     Average
                                                                                                      Number        Exercise
                                                                                                   of Shares           Price
         --------------------------------------------------------------------------------------------------------------------
         Outstanding at March 31, 2000                                                               642,000  $         1.49
             Granted                                                                                 620,000            1.00
             Forfeited                                                                              (280,000)          (1.89)
             Exercised                                                                              (180,000)          (1.00)
                                                                                               -------------

         Outstanding at September 30, 2000                                                           802,000            1.08
         ====================================================================================================================

         On June 7, 2000, 302,000 stock options were re-priced from $3.50 per share to $1.00 per share. The re-pricing changed the weighted average at March 31, 2000 from $2.72 to $1.49.

         The weighted average fair value of options to non-employees as at September 30, 2000 is approximately $1.09 per share.

         Following is a summary of the status of options outstanding at September 30, 2000:

=====================================================================================================================
                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    -------------------------------
                                                           Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
---------------------------------------------------------------------------------------------------------------------
$    1.00                                     20,000          2.2        $    1.00            20,000        $  1.00
     1.00                                    237,000          2.3             1.00           219,000           1.00
     1.00                                     50,000          2.3             1.00            50,000           1.00

                                  - continued -

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000




11.      STOCK-BASED COMPENSATION EXPENSE (cont'd...)

=====================================================================================================================
                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    -------------------------------
                                                           Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
---------------------------------------------------------------------------------------------------------------------
             CONTINUED...
     3.50                                     25,000          9.4             3.50            25,000           3.50
     1.00                                     50,000          2.6             1.00            50,000           1.00
     1.00                                    170,000          2.6             1.00           170,000           1.00
     1.00                                     20,000          2.7             1.00            20,000           1.00
     1.00                                      5,000          2.9             1.00             5,000           1.00
     1.00                                     75,000          2.9             1.00            75,000           1.00
     1.00                                    150,000          3.0             1.00           150,000           1.00
=====================================================================================================================

         NON-VESTED STOCK OPTIONS

         The Company has granted options to employees to purchase 15,000 shares of common stock exercisable at $1.00 per share that vest and become exercisable on October 19, 2000.

         The Company has granted options to consultants to purchase 3,000 shares of common stock exercisable at $1.00 per share that vest on October 19, 2000.

         COMPENSATION

         Had compensation cost for employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

================================================================================
NET LOSS

    As reported                                                  $    (224,783)
                                                                 ===============

    Pro forma                                                    $    (245,177)
                                                                 ===============

BASIC AND DILUTED LOSS PER SHARE

    As reported                                                  $       (0.03)
                                                                 ===============

    Pro forma                                                    $       (0.04)
================================================================================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
--------------------------------------------------------------------------------



11.      STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

================================================================================
Risk-free interest rate                                       5.554% - 6.484%%
Expected life of the options                                           2 years
Expected volatility                                                        50%
Expected dividend yield                                                     -
================================================================================

         The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the emerging issues task force consensus in issued No. 96 - 18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

         The Company granted 225,000 options to third party consultants during the current period. The stock based compensation recognized, using the Black Scholes Option pricing model, is Nil.

         The Company granted 390,000 options to third party consultants during the six month period ended June 30, 2000. The stock based compensation recognized, using the Black Scholes Option pricing model, is $138,300. This amount will be amortized to expense over a two year period at $17,287 per quarter. This amount can be allocated to another expense category in the accompanying consolidated statements of operations as consulting fees.

12.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

=====================================================================================================================
                                                                       Cumulative
                                                                             From        Six Month         Six Month
                                                                    Incorporation     Period Ended      Period Ended
                                                                 to September 30,    September 30,     September 30,
                                                                             2000             2000              1999
---------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                     $            -      $            -   $            -
=====================================================================================================================

Cash paid for interest                                         $            -      $            -   $            -
=====================================================================================================================

         The following non-cash operating, investing and financial transactions occurred during the six month period ended September 30, 2000:

                  The Company issued 75,000 shares of common stock at a deemed value of $37,500 for consulting services.

         There were no non-cash operating, investing and financing transactions during the six month period September 30, 1999.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2000
--------------------------------------------------------------------------------



12.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont'd...)

         The following non-cash operating, investing and financial transactions occurred during the period from date of incorporation to September 30, 2000:

                  The  Company  issued  5,100,000  shares of  common  stock at a
                  deemed  value  of  $5,100  for  the   acquisition   of  ViaVid
                  Broadcasting Corp.

                  The Company issued 75,000 shares of common stock at a deemed value of $37,500 in exchange for consulting services.

13.      SUBSEQUENT EVENT

         Subsequent to September 30, 2000, the Company completed a private placement of 142000 units at $1.00 per unit pursuant to a unit offering under Regulation S of the Securities Act of 1933, as amended. The unit offering consisted of two common shares and one share purchase warrant to purchase an additional common share at $0.50 per share, until September 30, 2003. The proceeds to the Company were $140,000 net of a finders fee of $2000.

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

RESULTS OF OPERATIONS

REVENUES. Our revenues were $12,373 for the six month period ending September 30, 2000, compared to revenues of $15,553 for the period September 30, 1999. Our revenues for the year ended March 31, 2000 were $50,148. Our revenues were achieved primarily from video production and Internet broadcast services provided to our customers. We also achieved revenues from hosting services provided to customers

Our revenues are minimal in comparison to our operating expenses as the Company is currently in the start-up phase of its operations. We are attempting to increase our future revenues by completing our plan of operations, as discussed below. In addition, we have commenced "live" Internet broadcasts in December, 1999. Our objective is to attract corporate sponsorship and advertising for these "live" Internet broadcasts.

OPERATING EXPENSES. Our operating expenses were $466,648 for the six month period ending September 30, 2000, compared to operating expenses of $259,815 for the six months ending September 30, 1999. The increase in operating expenses during this quarter was due to the move to the new production facilities and the additional expenses incurred to run a live feed from the studio. We will incur additional operating expenses as we continue to provide live broadcast feeds of our productions on the Internet. We will continue to have operating expenses in connection with the continued up-grade of our Web site. We also anticipate that operating expenses will increase as the number of video productions which we produce and broadcast for our customers increases.

NET LOSS. Our net loss was $454,275, or $0.07 per share, for the six months ending September 30, 2000. Our net loss was $244,262, or $0.04 per share, for the six months ended September 30, 1999. Our net loss reflects the fact that we have not earned significant revenues to date.

LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATIONS

         Our operations have been financed principally through sales of our equity securities.

         We had cash of $198,830 as of September 30, 2000 compared to cash of $153,749 as of March 31, 2000.

         During the period August 17 through October 27, 2000, we realized net proceeds of $370,000 from the sales of our equity securities. These proceeds were used to finance our operating activities.

         We plan on meeting our operating expenses during the year by focusing on generating revenues through advertisements and sponsorship on live broadcasts, video productions for broadcast on our website and hosting of video productions as well as from additional capital intended to be provided by the proposed sale of equity securities. There can be no assurance that any additional capital can be raised or, if equity securities are sold, the terms of any such transaction.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

          With the exception of historical matters, the matters discussed in this 10QSB are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this report regarding our plans and objectives of management for our future operations, including plans or objectives relating to our intentions to provide digital streaming technology to create, develop and offer live event coverage, participant interviews, news and information, and other content through our Website, Internet news broadcasting and other dissemination services and other products or services, our plans and objectives regarding revenues and expenses in future periods, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current level of operating expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this report include the assumptions made by management as to the future growth and business direction of the Internet,
e-commerce  through  the  facilities  of the  Internet  and the  role  of  video production and Internet news broadcasting and dissemination services on the Internet. They also include our beliefs as to the importance of privacy to users, their willingness to view our broadcasting services and programs, as well as our plans to improve the capabilities of our servers and facilities. They also include our beliefs as to the willingness of small-cap public companies to broadcast corporate news and information on the internet and for us to derive revenues from providing this service. We cannot assure you that our assumptions in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet based broadcast services for the dissemination of their news information, realizing material amounts of advertising or other revenues, achieving any commercial advantage relative to other Internet or other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our advertising and other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 23. They are also described in our Annual Report on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

                        RISKS APPLICABLE TO OUR BUSINESS

EXTREMELY LIMITED OPERATING HISTORY; HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and our Web site began operations on the Internet in February 1999. Our total revenues since inception through September 30, 2000 were $65,957. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development particularly in the new and rapidly evolving market for Internet products, content and services. We cannot assure you that we will be successful in addressing such risks. We cannot assure you that our revenue will grow sufficiently to assure our future success. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2000 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and the necessity to obtain additional financing. At September 30, 2000 we had cash of $183,556. In order to meet our Plan of Operations, we will need to raise additional capital. We are currently seeking to raise this additional capital. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the quarter ended September 30, 2000, we incurred a loss of $224,783 compared to a loss of $134,670 for the quarter ended September 30, 1999. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

MANAGEMENT OF GROWTH AND RELATIONSHIPS; BRIEF TENURE OF MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

         In developing our business plan, we expect to be required to establish and manage multiple relationships with various strategic providers of services, technology licensors, marketers and other third parties. To date, only a limited number of such relationships have been established. The requirements to enter into these relationships will be exacerbated in the event of our material growth or in the number of third party relationships, and there can be no assurance that our systems, procedures or controls will be adequate to enable us to establish and enter into these relationships, to support any substantial growth in our operations or that our management will be able to implement or manage any growth effectively.

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

         Our performance is substantially dependent on the continued services and performance of our senior management and other key personnel, including Brian Kathler, President and a Director, Paul Watkins, Secretary/Treasurer and a Director, Robert Gamon, a Director and James King, a Director. We do not have long-term employment agreements with any of our key personnel and maintain no "key person" life insurance policies. Our future success also depends on our ability to identify, attract, retain and motivate highly skilled, technical, managerial, sales, marketing and customer service personnel. Competition for such persons is intense. We cannot assure you that we will be able to attract or retain such personnel. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

         We have applied to the United States Trademark office for registration of "ViaVid" as a trademark in the United States. We have also applied to the Canada Patent and Trademark Office for registration of "ViaVid" as a trademark in Canada. A trademark has been issued in Canada for "ViaVid". We are not aware of any other companies currently using the name "ViaVid" in the United States. We have conducted searches of trademark databases in the United States and have not found any registration of the name "ViaVid" as a trademark. There is no assurance that we will be able obtain a trademark for the "ViaVid" name in the United States, or that once obtained it will stand up to objections by others who have made prior use of the name. Also, there can be no assurance that we will obtain any significant commercial advantage from this trademark if granted or that we will have the financial resources to protect our rights in the name through legal proceedings or otherwise. It is also possible that our competitors or others will adopt product or service names similar to "ViaVid" or other similar service marks or trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect the name "ViaVid" adequately could have a material adverse effect on our business, results of operations and financial condition.

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 54% of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

SHARES ELIGIBLE FOR FUTURE SALE

         Sales of significant amounts of our Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of our Common Stock or our future ability to raise capital through an offering of our equity securities. We had, as of October 30, 2000, 7,651,000 shares of common stock outstanding. Of such shares, 4,094,800 shares were held by officers and Directors of the Company. The 4,094,800 shares held by officers and Directors, as well as 817,000 shares held by the wife of an officer and Director, are "restricted securities" as such term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. Approximately 1,446,000 shares of our Common Stock are freely transferable under U.S. Federal securities laws, including the offer and sale of 1,037,000 shares that has previously been registered under the Securities Act, subject to the requirements of the Securities Act for the selling securityholders to deliver a current prospectus in connection with a sale of those shares. In addition, the 1,116,000 shares included in this prospectus will also be freely transferrable subject to the same prospectus delivery requirements. The sale of these shares or the perception that such sales will or could occur could materially and adversely affect the market price for our Common Stock.

         On January 27, 2000, Kathler Holdings Inc., Paul Watkins, Cheryl Watkins and 549419 BC Ltd., our principal shareholders, notified us that they sold or intend to sell an aggregate of 195,000 shares of Common Stock pursuant to Rule 144. Subsequent to the sale of those shares, the shares become freely transferrable under U.S. Federal securities laws.

         We have filed a Form S-8 registration statement under the Securities Act to register all shares of Common Stock issuable pursuant to outstanding options and all shares of Common Stock reserved for issuance under our 1999 Stock Option Plan. Such registration statement became effective immediately upon filing in December 1999 and the shares issuable on exercise of options granted under the 1999 Stock Option Plan are covered by that registration statement. The shares issuable on exercise of the options granted under the Plan are eligible for sale, subject to Rule 144 limitations applicable to affiliates. As of October 30, 2000, we have options outstanding under the 1999 Stock Option Plan to purchase 922,000 shares at a price of $1.00 per share and 25,000 shares at a price of $3.50 per share. An aggregate of 186,000 shares were issued on exercise of options granted under the 1999 Stock Option Plan on March 14 and April 12, 2000 and are included in the shares described above that are freely transferrable under U.S. Federal securities laws. In addition, there are 3,000 shares reserved for the future grant of options under the Plan. We intend to attract employees to work for us through the grant of options to purchase these shares. These options granted to attract additional employees may be immediately exercisable and the shares freely transferrable under the Securities Act. The sale of these shares or the preception that such shares will be sold could have an adverse effect on the market price for our Common Stock.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On July 6, 2000, the Registrant issued 75,000 shares to a Consultant for consulting services rendered. These shares are "restricted securities". Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144() or 701 promulgated under the Securities Act.

During the period August 17 through October 27, 2000, the Registrant completed the sale to 16 persons of 372,000 units of securities, each unit consisting of two shares of common stock and one warrant expiring September 30, 2003 to purchase one share of common stock at an exercise price of $0.50 per share. The securities were sold pursuant to Regulation D and Regulation S under the Act. Each purchaser represented to the Registrant that the purchaser was a "Non-U.S. Person" and an "accredited investor". Each purchaser represented his intention to acquire the securities for investment only and not with a view to distribution. Legends were affixed to the stock certificates. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 29, 2000, the Registrant held it's first Annual Meeting. The shareholders voted in favour of the following proposals: (1) The election of four Directors to hold office until the next Annual Meeting of Shareholders in 2001 or until their respective successors are elected and qualified; and (2) The approval of the proposal to amend the Company's Articles of Incorporation to contain certain provisions to eliminate or limit the personal liability of Directors and Officers of the Company under certain circumstances.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit Number    Description

                  27.1              Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended September 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 13, 2000               By:  /s/ Brian Kathler
                                            -------------------------------
                                            President
                                            (Principal Executive Officer and
                                            Principal Accounting Officer)