Form 10QSB
period 2000-12-31
VIAVID BROADCASTING INC
filed 2001-02-14
CIK 1079110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities  Exchange Act of
    1934

     For the transition period from -------------  to  -------------

     Commission File Number 0-26535

                            VIAVID BROADCASTING, INC.

        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                                 98-020-6168
---------------------------                            -----------
(State or other jurisdiction of                        (IRS Employer
incorporation )                                        Identification No.)

3955 GRAVELEY STREET, BURNABY, BRITISH COLUMBIA        V5C 3T4
-----------------------------------------------        -------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code         604-669-0047
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding as of
     Class                               February 5, 2000
     ------------------------------      -----------------
     Common Stock                        7,963,000 shares

                      PART 1 B FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ending December 31, 2000 are included with this Form 10-QSB. The unaudited financial statements for the nine months ending December 31, 2000 include:

         (a) Consolidated Balance Sheet as of December 31, 2000 and March 31, 2000;

         (b) Consolidated Statement of Operations - Cumulative from Incorporation to December 31, 2000, nine months ended December 31, 2000 and December 31, 1999 and Three months ended December 31, 2000 and December 31, 1999;

         (c) Consolidated Statement of Shareholders' Equity for the period ending December 31, 2000;

         (d) Consolidated   Statement   of   Cash   Flows  -   Cumulative   from
             Incorporation to December 31, 2000, nine months ended December 31, 2000 and December 31, 1999;

         (e) Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that can be expected for the year ending March 31, 2001.



                              FINANCIAL STATEMENTS

                            VIAVID BROADCASTING INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                DECEMBER 31, 2000

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

========================================================================================== ================= ================

                                                                                               December 31,        March 31,
                                                                                                       2000             2000
------------------------------------------------------------------------------------------ ----------------- ----------------



ASSETS

CURRENT

    Cash                                                                                   $       122,763   $       134,540
    Accounts receivable                                                                             11,644             6,164
    Prepaid expenses                                                                                 7,587            13,045
                                                                                           ---------------   ---------------

                                                                                                   141,994           153,749

Capital assets (Note 4)                                                                            167,342           183,740
                                                                                           ---------------   ---------------

                                                                                           $       309,336   $       337,489
========================================================================================== ================= ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT

    Accounts payable and accrued liabilities                                               $        34,836   $        31,794
    Due to related parties                                                                          37,388            17,780
                                                                                           ---------------   ---------------

                                                                                                    72,224            49,574
                                                                                           ---------------   ---------------

SHAREHOLDERS' EQUITY
    Capital stock (Note 5)
       Authorized
              25,000,000  common shares with a par value of $0.001 per share
       Issued
               7,701,000  common shares (6,652,000 at March 31, 2000)                                7,701             6,652
    Additional paid-in capital                                                                   1,984,891         1,358,077
    Deficit accumulated during the development stage                                            (1,755,480)       (1,076,814)
                                                                                           ---------------   ---------------

                                                                                                   237,112           287,915
                                                                                           ---------------   ---------------

                                                                                           $       309,336   $       337,489
========================================================================================== ================= ================


NATURE OF OPERATIONS (Note 1)

SUBSEQUENT EVENTS (Note 11)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

====================================== ================ ================= ================ ================= ================

                                            Cumulative
                                                  From
                                         Incorporation       Three Month      Three Month        Nine Month       Nine Month
                                                    to      Period Ended     Period Ended      Period Ended     Period Ended
                                          December 31,      December 31,     December 31,      December 31,     December 31,
                                                  2000              2000             1999              2000             1999
-------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------

REVENUE

    Broadcast and web income           $        65,698  $         8,860   $         3,981  $        17,618   $        18,426
                                       ---------------  ---------------   ---------------  ---------------   ---------------


EXPENSES

    Amortization                                76,082           12,568            17,531           36,533            37,709
    Consulting                                 597,111          108,790            76,229          290,683           163,387
    Equipment rental                             9,877              512               325            2,113             2,801
    Foreign exchange                            13,000              404               658            8,978             1,692
    Internet, website and graphics              88,876            7,857            30,560           35,710            70,203
    Office and miscellaneous                   108,643           18,904            26,749           45,839            65,938
    Professional fees                          166,399           17,807            24,787           52,747            51,092
    Rent                                        86,374           11,904            19,579           31,068            36,577
    Salaries and benefits                      227,732           33,736            31,427          124,968            51,807
    Stock based compensation                   389,492           17,288                 -           51,863                 -
    Travel and entertainment                    69,297            6,067             6,787           21,983            18,572
                                       ---------------  ---------------   ---------------  ---------------   ---------------

                                            (1,832,883)        (235,837)         (234,632)        (702,485)         (499,778)
                                       ---------------  ---------------   ---------------  ---------------   ---------------


NON-OPERATING INCOME

    Interest income                             11,705            2,586             2,573            6,201             3,681
                                       ---------------  ---------------   ---------------  ---------------   ---------------


LOSS FOR THE PERIOD                    $    (1,755,480) $      (224,391)  $      (228,078) $      (678,666)  $      (477,671)
====================================== ================ ================= ================ ================= ================

BASIC AND DILUTED LOSS PER SHARE                        $         (0.03)  $         (0.04) $         (0.10)  $         (0.08)
====================================== ================ ================= ================ ================= ================

WEIGHTED AVERAGE
    SHARES OUTSTANDING                                        7,565,630         6,414,758        7,058,924         6,064,630
====================================== ================ ================= ================ ================= ================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

========================================================================= ================= ================ =================

                                                                                Cumulative
                                                                                      From
                                                                             Incorporation       Nine Month        Nine Month
                                                                                        to     Period Ended      Period Ended
                                                                              December 31,     December 31,      December 31,
                                                                                      2000             2000              1999
------------------------------------------------------------------------- ----------------- ---------------- -----------------

  CASH FLOWS FROM OPERATING ACTIVITIES
      Loss for the period                                                  $     (1,755,480) $      (678,666) $      (477,671)
      Items not affecting cash:
         Amortization                                                                76,082           36,533           37,709
         Stock based compensation                                                   389,493           51,863                -
         Stock issued for consulting fees                                            50,000           50,000                -
      Changes in non-cash working capital items:
         Increase in accounts receivable                                            (11,644)          (5,480)          (2,989)
         Increase in accounts payable                                                34,836            3,042            8,636
         (Increase) decrease in prepaid expenses                                     (7,587)           5,458                -
                                                                            ---------------   ---------------  ---------------

      Net cash used in operating activities                                      (1,224,300)        (537,250)        (434,315)
                                                                            ---------------   ---------------  ---------------


  CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of capital assets                                                (237,990)         (20,135)        (175,822)
      Acquisition of subsidiary                                                        (335)               -                -
                                                                            ---------------   --------------   --------------

      Net cash used in investing activities                                        (238,325)         (20,135)        (175,822)
                                                                            ---------------   --------------   --------------


  CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from common shares                                                 1,548,000          526,000          537,000
      Loans from related parties                                                     37,388           19,608           (8,397)
                                                                           ---------------   ---------------  ---------------

      Net cash provided by financing activities                                   1,585,388          545,608          528,603
                                                                           ---------------   ---------------  ---------------


  CHANGE IN CASH FOR THE PERIOD                                                     122,763          (11,777)         (81,534)


  CASH, BEGINNING OF PERIOD                                                              -           134,540          163,406
                                                                           ---------------   ---------------  ---------------


  CASH, END OF PERIOD                                                       $      122,763   $       122,763  $        81,872
  ======================================================================== ================= ================ =================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 10)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

=============================================== ============================== ============== =============== ===============

                                                                                                     Deficit
                                                        Common Stock                             Accumulated
                                                ------------------------------    Additional      During the
                                                       Number                        Paid-in     Development
                                                    of Shares          Amount        Capital           Stage            Total
----------------------------------------------- -------------- --------------- -------------- --------------- ---------------

Issued shares for acquisition                       5,100,000  $        5,100  $          -   $           -   $        5,100

Issued shares for cash at $0.01 per share             500,000             500          4,500              -            5,000

Issued shares for cash at $0.50 per share             100,000             100         49,900              -           50,000

Issued shares for cash at $1.00 per share             184,000             184        183,816              -          184,000

Loss for the period                                         -               -              -         (71,668)        (71,668)
                                                -------------  --------------  -------------  --------------  --------------

Balance at March 31, 1999                           5,884,000           5,884        238,216         (71,668)        172,432

Shares issued for cash                                768,000             768        782,232              -          783,000

Stock-based    compensation   for   options
    issued to consultants and non employees
                                                            -               -        337,629              -          337,629

Loss for the year                                           -               -              -      (1,005,146)     (1,005,146)
                                                -------------  --------------  -------------  --------------  --------------

Balance at March 31, 2000                           6,652,000           6,652      1,358,077      (1,076,814)        287,915

Stock-based    compensation   for   options
    issued to consultants and non employees
                                                            -               -         51,863               -          51,863

Issued shares for cash at $1.00 per share             180,000             180        179,820               -         180,000
Issued  shares  for  services  at $0.50 per
    share                                              75,000              75         37,425               -          37,500

Issued  shares  for  services  at $0.25 per
    share                                              50,000              50         12,450               -          12,500
Issued shares for cash at $0.50 per share             740,000             740        369,260               -         370,000
Issued  shares for finders fee at $0.50 per
    share                                               4,000               4          1,996               -           2,000
Finders fees paid in cash                                   -               -        (24,000)              -         (24,000)
Finders fees paid in shares                                 -               -         (2,000)              -          (2,000)
Loss for the period                                         -               -              -        (678,666)       (678,666)
                                                -------------  --------------  -------------  --------------  --------------

Balance at December 31, 2000                        7,701,000  $        7,701  $   1,984,891  $   (1,755,480) $      237,112
=============================================== ============== =============== ============== =============== ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2000
================================================================================
1.       NATURE OF OPERATIONS

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

2.       GOING CONCERN

         As at December 31, 2000, the Company has an accumulated deficit of $1,755,480. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Management is of the opinion that sufficient working capital will be obtained from external financing and further share issuances to meet the Company's liabilities as they become due.

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

3.       BASIS FOR PRESENTATION

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for this interim period. The accompanying consolidated financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year.

         The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading.

         These financial statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31 2000 as filed with the Securities and Exchange Commission.

4.       CAPITAL ASSETS

===================================================== ============= ================ ================================
                                                                                              Net Book Value
                                                                                         ---------------------------
                                                                         Accumulated     December 31,       March 31,
                                                               Cost     Amortization             2000            2000
----------------------------------------------------- ------------- ---------------- ---------------- ---------------

Computer equipment                                    $     147,625 $       48,729   $       98,896   $      106,508
Office furniture                                             12,246          3,422            8,824            8,675
Telephone and video equipment                                78,120         18,498           59,622           68,557
                                                      ------------- --------------   --------------   --------------

                                                      $     237,991 $       70,649   $      167,342   $      183,740
===================================================== ============= ================ ================ ===============

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2000
================================================================================
5.       CAPITAL STOCK

         The Company issued shares of common stock during the nine month period ended December 31, 2000 as follows:

             In April 2000, the Company issued 180,000 shares of common stock on the exercise of stock options for total proceeds of $180,000.

             In July 2000, the Company issued 75,000 shares of common stock in exchange for consulting services at a deemed value of $0.50 per share. The Company issued the common stock under Regulation D, subject to Rule 144 of the Securities Act of 1933, as amended.

             In September, the Company issued 230,000 units at $1.00 per unit pursuant to a unit offering under Regulation S of the Securities Act of 1933, as amended. Each unit consisted of two common shares and one share purchase warrant to purchase an additional common share at $0.50 per share, until September 30, 2003. The proceeds to the Company were $214,500 (net of finders fees of $15,500).

             In October, the Company issued 140,000 units at $1.00 per unit pursuant to a unit offering under Regulation S of the Securities Act of 1933, as amended. Each unit consisted of two common shares and one share purchase warrant to purchase an additional common share at $0.50 per share, until September 30, 2003. The proceeds to the Company were $131,500 (net of a finders fees of $10,500). In addition to the offering, the Company issued 2,000 units at the same terms and conditions for payment of a finder's fee in placing part of the offering.

             In December 2000, the Company issued 50,000 shares of common stock in exchange for consulting services at a deemed value of $0.25 per share. The Company issued the common stock under Regulation D, subject to Rule 144 of the Securities Act of 1933, as amended.

6.       SHARE PURCHASE WARRANTS

         As at December 31, 2000, the following share purchase warrants were outstanding:

===================================== ======================== ======================================================

                              Number                 Exercise
                           of Shares                    Price                   Expiry Date
------------------------------------- ------------------------ ------------------------------------------------------

                             372,000                    $0.50                   September 30, 2003
===================================== ======================== ======================================================

7.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         a) Paid or accrued consulting fees totalling $135,198 (1999 - $96,734) to three directors of the Company

         b) Paid salary totalling $24,035 (1999 - $25,526) to an officer of the Company.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2000
================================================================================
8.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

====================================================================================== ============== ===============

Net operating loss carry forward                                                                      $      441,170
Valuation allowance                                                                                         (441,170)
                                                                                                      --------------

                                                                                                      $           -
====================================================================================== ============== ===============

         The Company has United States operating loss carryforwards of approximately $451,000 which expire in the year 2019. The Company's subsidiary, ViaVid Broadcasting Corp., has Canadian operating loss carryforwards of approximately $625,000 which expire in the year 2007. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

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

         Following is a summary of stock options during 2000:

         ===================================================================================== ============== ===============

                                                                                                                    Weighted
                                                                                                                     Average
                                                                                                      Number        Exercise
                                                                                                   of Shares           Price
         ------------------------------------------------------------------------------------- -------------- ---------------

         Outstanding at March 31, 2000                                                               642,000  $         1.49
             Granted                                                                                 630,000            0.83
             Forfeited                                                                              (295,000)          (1.85)
             Exercised                                                                              (180,000)          (1.00)
                                                                                               -------------

         Outstanding at December 31, 2000                                                            797,000  $         0.94
         ===================================================================================== ============== ===============

         Weighted  average  fair value of  options  granted  during the  period:
         $1.03.

         On June 7, 2000, 302,000 stock options were re-priced from $3.50 per share to $1.00 per share. The re-pricing changed the weighted average at March 31, 2000 from $2.72 to $1.49.

         The weighted average fair value of options to non-employees as at December 31, 2000 is approximately $1.03 per share.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2000
================================================================================
9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of options outstanding at December 31, 2000:

====================================== =========================================== == ===============================

                                                  Outstanding Options                      Exercisable Options
                                                -------------------------------   -----------------------------------

                                                           Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
-------------------------------------- -------------- -------------- ------------- ------------------ ---------------

$    1.00                                     20,000          1.9        $    1.00            20,000        $  1.00
     1.00                                    222,000          2.0             1.00           222,000           1.00
     1.00                                     50,000          2.0             1.00            50,000           1.00
     3.50                                     25,000          9.1             3.50            25,000           3.50
     1.00                                     50,000          2.4             1.00            50,000           1.00
     1.00                                    170,000          2.4             1.00           170,000           1.00
     1.00                                     20,000          2.5             0.37            20,000           0.37
     1.00                                      5,000          2.6             1.00             5,000           1.00
     1.00                                     75,000          2.6             1.00            75,000           1.00
     1.00                                    150,000          2.7             0.37           150,000           0.37
     1.00                                     10,000          2.7             1.00            10,000           1.00
====================================== ============== ============== ============= == =============== ===============

         COMPENSATION

         Had compensation cost for employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

============================================================== ================= ================== =================

                                                                     Cumulative
                                                                           From        Nine Month         Nine Month
                                                                  Incorporation      Period Ended       Period Ended
                                                                to December 31,      December 31,       December 31,
                                                                           2000              2000               1999
-------------------------------------------------------------- ----------------- ------------------ -----------------

NET LOSS

    As reported                                                $     (1,755,480) $       (678,666)  $       (477,671)
                                                               ================= ================== =================

    Pro forma                                                  $     (1,806,466) $       (729,652)  $       (477,671)
                                                               ================= ================== =================

BASIC AND DILUTED LOSS PER SHARE

    As reported                                                                  $          (0.10)  $          (0.08)
                                                               ================= ================== =================

    Pro forma                                                                    $          (0.10)  $          (0.08)
============================================================== ================= ================== =================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2000
================================================================================
9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)


         The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

===================================================================================== == ============================

Risk-free interest rate                                                                             5.554% - 6.484%
Expected life of the options                                                                                2 years
Expected volatility                                                                                             50%
Expected dividend yield                                                                                          -
===================================================================================== == ============================


         The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the emerging issues task force consensus in issued No. 96 - 18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

         The Company granted 475,000 options to third party consultants during the nine month period ended December 31, 2000. The stock based compensation recognized, using the Black Scholes Option pricing model, is $138,300. This amount will be amortized to expense over a two year period at $17,287 per quarter. This amount can be allocated to another expense category in the accompanying consolidated statements of operations as consulting fees.

10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

============================================================== =================== ================ =================

                                                                       Cumulative
                                                                             From       Nine Month        Nine Month
                                                                    Incorporation     Period Ended      Period Ended
                                                                  to December 31,     December 31,      December 31,
                                                                             2000             2000              1999
-------------------------------------------------------------- ------------------- ---------------- -----------------

Cash paid for income taxes                                     $            -      $            -   $            -
============================================================== =================== ================ =================

Cash paid for interest                                         $            -      $            -   $            -
============================================================== =================== ================ =================

         The following non-cash investing and financial transactions occurred during the nine month period ended December 31, 2000:

             The Company issued 75,000 shares of common stock at a deemed value of $37,500 for consulting services. The Company issued 2,000 units, (see Note 5) at a deemed value of $2,000 for finders fees. The Company issued 50,000 shares of common stock at a deemed value of $12,500 for consulting services.

         There were no non-cash investing and financing transactions during the nine month period December 31, 1999.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2000
================================================================================




11.      SUBSEQUENT EVENTS

         The following events occurred subsequent to the nine month period ended December 31, 2000:

         a) The Company issued 250,000 common shares for a deemed value of $62,500 in exchange for consulting services provided and to be provided by the consultant. The Company issued these shares under Regulation D, subject to Rule 144 of the Securities Act of 1933, as amended.

         b) In January 2001, the Company issued 12,000 common shares for a deemed value of $3,000 in exchange for promotional services provided and to be provided on the Company's website. The Company issued these shares under Regulation D, subject to Rule 144 of the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We are a provider of business and financial news webcasting and teleconferencing services to North American markets. We leverage our expertise in digital streaming technology to create, develop and offer live event coverage, participant interviews, news and information and audio feeds to our clients and targeted distribution sites. Since inception, we have successfully delivered live and archived video content across a variety of digital platforms including narrow band and broadband Internet. Content can be accessed through our web portal, www.viavid.com or sites designated by our clients. We were founded in January of 1999 and have our broadcast facilities located in Burnaby, British Columbia, Canada.

         We have only recently commenced business and we have earned only minimal revenues to date. There can be no assurance that our business plans will be successful. Our business is still in the development stage

         We are focusing on our core strengths of providing digital media products and services to the financial information marketplace. There can be no assurance that we will be able to attain our business objective.

RESULTS OF OPERATIONS

REVENUES. Our revenues were $23,819 for the nine month period ending December 31, 2000, compared to revenues of $22,107 for the period December 31, 1999. Our revenues for the year ended March 31, 2000 were $50,148. Our revenues were achieved primarily from video production, teleconferencing and Internet broadcast services provided to our customers. Our revenues have increased from the period ended September 30, 2000 due to our new teleconferencing services that we now provide to clients.

Our revenues are minimal in comparison to our operating expenses as the Company is currently in the start-up phase of its operations. We are attempting to increase our future revenues by completing our plan of operations, as discussed below. In addition, we have commenced "live" Internet broadcasts in December, 1999 and have added teleconferencing to our list of services.

OPERATING EXPENSES. Our operating expenses were $702,485 for the nine month period ending December 31, 2000, compared to operating expenses of $499,778 for the nine months ending December 31, 1999. The increase in operating expenses during this quarter was due to additional equipment purchased and expenses incurred for setting up teleconferencing services for our clients, as well as the cost of running live productions from our studio. We also incurred additional expenses to update our website to include the new services we are providing. We will continue to have operating expenses in connection with producing live video and audio productions from our studio.

NET LOSS. Our net loss was $678,666, or $0.10 per share, for the nine months ending December 31, 2000. Our net loss was $477,671, or $0.08 per share, for the nine months ended December 31, 1999. Our net loss reflects the fact that we have not earned significant revenues to date.

LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATIONS

         Our operations have been financed principally through sales of our equity securities.

         We had cash of $141,944 as of December 31, 2000 compared to cash of $153,749 as of March 31, 2000.

         During the period August 17 through October 27, 2000, we realized net proceeds of $370,000 from the sales of our equity securities. These proceeds were used to finance our operating activities.

         We plan on meeting our operating expenses during the year by focusing on generating revenues through webcasting live broadcasts and video productions, and teleconferencing earnings and analyst conference calls, as well as from additional capital intended to be provided by the proposed sale of equity securities. There can be no assurance that any additional capital can be raised or, if equity securities are sold, the terms of any such transaction.

Subject to the availability of sufficient funds, we currently intend to pursue the following Plan of Operations during the twelve months ended March 31, 2001:

         o Continue to develop a customer base of public and financial companies to use our services for digital video productions, Internet broadcasting and teleconferencing.

         o Continue to develop the Business Channel for broadcast from our Web site, as well as other syndicated sites.

         o Market our teleconferencing services to public companies required to release earnings and analyst conference calls, corporate media announcements and other information.

         o Evaluate whether to set up an additional office or offices in additional cities in order to expand our business and meet customer demand.

         o  Purchase additional equipment to expand our digital video production
            studio   and   video   production    capabilities,    as   well   as
            teleconferencing services.

     Subject to the availability of funds, we anticipate that we will spend an aggregate of up to approximately $800,000 over the twelve-month period in pursuing our Plan of Operations for the purposes described above.

     Substantially all these funds will need to be obtained from additional equity financings to be completed in the future. In the event we are unable to obtain these funds from these sources, our ability to pursue our business plan will be adversely affected.

     Our actual expenditures and business plan may differ from this stated Plan of Operations.

     Although we have no present plans or proposals pending, strategic alliances relating to one aspect of streaming content or encoding may cause our Board of Directors to modify our plans. In addition, we may modify our Plan of Operations based on the available amounts of financing in the event that we cannot obtain the required equity financings to pursue our Plan of Operations. We do not have any arrangement in place for any debt or equity financing which would enable us to meet our Plan of Operations.

     We are currently  receiving  revenues from webcasting and  teleconferencing
services.   We   anticipate   an  increase  in  revenue  from   webcasting   and
teleconferencing if we are successful in increasing our customer base.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

          With the exception of historical matters, the matters discussed in this 10QSB are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this report regarding our plans and objectives of management for our future operations, including plans or objectives relating to our intentions to provide webcasting and teleconferencing services, digital streaming technology to create, develop and offer live event coverage, participant interviews, news and information, and other content through our Website, Internet news broadcasting and other dissemination services and other products or services, our plans and objectives regarding revenues and expenses in future periods, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current level of operating expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this report include the assumptions made by management as to the future growth and business direction of the Internet, e-commerce through the facilities of the Internet and the role of video and audio production and Internet news broadcasting and dissemination services on the Internet. They also include our beliefs as to the importance of privacy to users, their willingness to view our broadcasting services and programs, as well as our plans to improve the capabilities of our servers and facilities. They also include our beliefs as to the willingness of small-cap and other public companies to use our services for webcasting and teleconferencing and to broadcast corporate news and information on the internet and for us to derive revenues from providing this service. We cannot assure you that our assumptions in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet based broadcast services for the dissemination of their news information, realizing material amounts of webcasting or other revenues, achieving any commercial advantage relative to other Internet or other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our webcasting or other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 17. They are also described in our Annual Report on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.



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



                        RISKS APPLICABLE TO OUR BUSINESS

EXTREMELY LIMITED OPERATING HISTORY; HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and our Web site began operations on the Internet in February 1999. Our total revenues since inception through December 31, 2000 were $77,403. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development particularly in the new and rapidly evolving market for Internet products, content and services. We cannot assure you that we will be successful in addressing such risks. We cannot assure you that our revenue will grow sufficiently to assure our future success. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2000 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and the necessity to obtain additional financing. At December 31, 2000 we had cash of $141,944. In order to meet our Plan of Operations, we will need to raise additional capital. We are currently seeking to raise this additional capital. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

POSSIBLE INABILITY TO IMPLEMENT OUR BUSINESS STRATEGY

Our business strategy includes completion of the following business objectives:

         o Attracting public companies and other financial industry customers who are prepared to pay for having us prepare digital video productions and broadcast these video productions on our Web site, as well as teleconferencing earnings and analyst conference calls and corporate media announcements. We have only recently begun to seek payment from customers for these services;

         o Continuing to expand the usage of our Web site by attracting both financial industry customers and a variety of viewers for our programs;

         o  Expanding the functionality and capability of our Web site;

         o Establishing other revenue generating opportunities for our Web site;

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

POSSIBLE INABILITY TO GENERATE REVENUES AND PROFITABLE OPERATIONS

         We have earned minimal revenues to date and we are presently not profitable. Our business and marketing strategy contemplates that we will earn revenues from public customers who pay for the broadcast of digital, audio and video productions, teleconferencing earnings and analyst conference calls and corporate media announcements. If we are not able to generate revenues from these activities or if the revenues generated do not exceed the operating costs of our business, then our business will not be profitable and our business may fail.

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the quarter ended December 31, 2000, we incurred a loss of $224,391 compared to a loss of $228,078 for the quarter ended December 31, 1999. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

         o  We  expect  that  increased  usage  of our  Web  site  will  lead to
            increased   operating   expenses  and  require   additional  capital
            expenditures on new computer equipment, software and technology.

         o We expect our operating expenses will continue to increase as we expand the technical capabilities of our Web site.

         o  We  expect  our  operating  expenses  will  increase  as we  solicit
            potential    customers   and   complete   video    productions   and
            teleconferences for customers.

         o We expect our operating expenses will increase as we undertake to implement programs to monitor usage of our Web site and develop customer profiles of Web site users.

If our operating expenses increase as anticipated, we will realize additional losses for the foreseeable future.

LOCAL NATURE OF OUR PRESENT OPERATIONS

         We focused our operations initially on public companies located in Vancouver, British Columbia. Through digital technology, we are able to provide services to clients around the world. Our objective is to expand production of news and information throughout the United States and Canada, as well as elsewhere. This sort of expansion, however, is subject to available funding and our ability to market our services in diverse areas. There can be no assurance that we will be successful in developing our business plan throughout these areas.

DEPENDENCE ON WEBCASTING REVENUE

         We currently intend to derive the principal portion of our revenue from the sale of webcasting of audio conference calls and video productions. We currently expect that webcasting will continue to be the principal source of our revenue in the foreseeable future.

         Our ability to generate webcasting revenue will depend on several factors, including:

         o the continued development of the Internet as a viable medium for public companies,

         o  the pricing of webcasting on other Internet sites,

         o  our ability to develop and retain a skilled sales force.


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

DEPENDENCE ON LICENSED TECHNOLOGY

         We rely on certain technology licensed from third parties for use in operating and managing our Internet site and providing related services to users. We cannot assure you that such technology licenses will be available at all, that they will be available on reasonable commercial terms or that they will operate as intended.

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

         Our quarterly operating results may fluctuate significantly because of a variety of factors, many of which are outside our control, including:

         o  overall usage levels of the Internet and of our sites in particular,

         o  the amount and timing of our capital expenditures,

         o  costs   relating  to  the  expansion  of  our   operations  and  the
            introduction of new sites and services,

         o  price competition or pricing changes in webcasting, and

         o  costs relating to technical difficulties or system downtime.

         Quarterly comparisons of our results of operations are not expected to be a reliable indication of our future performance.

DEPENDENCE ON GROWTH IN INTERNET USE

         Our future revenue will depend largely on the widespread acceptance and use of the Internet as an information source . Rapid growth in Internet use is a recent trend and market acceptance of the Internet as a commercial medium is highly uncertain. The Internet may not be accepted as a viable commerce medium for distribution of information and engaging in commerce for a number of reasons, including:

         o  inadequate development of the network infrastructure,

         o  inadequate development of enabling technologies, and

         o  concerns about privacy and security among users.


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

COMPETITION

         The business of webcasting on the Internet is new, rapidly evolving and extremely competitive. We compete with a variety of other companies who offer competing means of broadcasting financial news and corporate information through the Internet, as well as teleconferencing, substantially all of whom are larger and more well established than we are. We expect new competitors to enter into this market due to the expansion of use of the Internet and changes in technology that will increase the ability of companies to use audio and video streaming technology on the Internet. Substantially all of our current competitors have significantly greater financial, technical, marketing and other resources than we do. If we experience increased competition in the business of webcasting and teleconferencing audio and video productions on the Internet, our ability to obtain customers and achieve revenues for our services will be limited. In addition, the potential rates that we may be able to charge for webcasting may decrease if the growth of the Internet and electronic commerce brings increased competition.

NEW SERVICE RISKS

         Our future success will depend in part on our ability to expand our Internet services to include new subject matters and services and other Internet sites. Costs related to developing new content areas and services are expensed as they are incurred while revenue related to these new content areas and services typically builds over time and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new launches. In addition, we cannot assure you that any new areas or services will be developed in a timely or cost-effective manner or that they will be successful.

RISKS ASSOCIATED WITH BRAND DEVELOPMENT

         We believe brand identity is important to attracting and expanding our user base, Internet traffic and commerce relationships. We believe the significance of brand and name recognition will intensify as the number of Internet sites increases. We cannot assure you that we will be able to continue to develop our brand.

RISK OF CAPACITY CONSTRAINTS AND SYSTEM DISRUPTIONS

         The performance and reliability of our Internet site and network infrastructure are critical to our reputation and ability to attract and retain users, clients and strategic partners. Any system error or failure, or a sudden and significant increase in traffic, may result in the unavailability of our site and significantly delay response times. Individual, sustained or repeated occurrences could result in a loss of potential or existing users, clients or strategic partners.

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

         Substantially all of our communications hardware and computer hardware is located at a leased facility in Vancouver, British Columbia, Canada. Our systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. We do not presently have fully redundant systems and have not yet completed implementing a formal disaster recovery plan. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptive problems. If our computer systems fail to operate for any of these reasons, then we will not be able to operate our Web site or achieve revenues from customers and our business will be harmed.

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

LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB; ABSENCE OF LIABILITY INSURANCE

         Because materials may be downloaded by users of our Web site and subsequently distributed to others, there is a potential that claims will be made against us for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of these materials, including financial and other information disseminated by use of our Web site by the public companies that are our customers. Such claims have been brought, and sometimes successfully pressed, against OSPs for example, in the past.

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 52% of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

EXPENSE OF TECHNOLOGICAL DEVELOPMENTS AND EQUIPMENT UPGRADES

         The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and consumer demands. It is possible that the introduction of new technology could render our existing Web technology and the services we offer obsolete. We anticipate that the introduction of new technology will require us to continually upgrade and change our Web technology in order to maintain our competitive position and offer competitive services. We anticipate that the incorporation of new technology into our Web services will result in us incurring increased operating expenses. If we are required to incur these expenses and increased revenues do not match these expenses, our business will be harmed. If we do not incorporate new technology into our Web operations, then our competitive position and our ability to attract customers and advertisers may be harmed.



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

SHARES ELIGIBLE FOR FUTURE SALE

         Sales of significant amounts of our Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of our Common Stock or our future ability to raise capital through an offering of our equity securities. We had, as of February 5, 2000, 7,963,000 shares of common stock outstanding. Of such shares, 4,094,300 shares were held by officers and Directors of the Company. The 4,094,300 shares held by officers and Directors, as well as 817,500 shares held by the wife of an officer and Director, are "restricted securities" as such term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. Approximately 2,664,200 shares of our Common Stock are freely transferable under U.S. Federal securities laws, including the offer and sale of 1,153,000 shares that has previously been registered under the Securities Act, subject to the requirements of the Securities Act for the selling securityholders to deliver a current prospectus in connection with a sale of those shares. The sale of these shares or the perception that such sales will or could occur could materially and adversely affect the market price for our Common Stock.

         On January 27, 2000, Kathler Holdings Inc., Paul Watkins, Cheryl Watkins and 549419 BC Ltd., our principal shareholders, notified us that they have or will sell an aggregate of 195,000 shares of Common Stock pursuant to Rule 144. Subsequent to the sale of those shares, the shares become freely transferrable under U.S. Federal securities laws.

         We have filed a Form S-8 registration statement under the Securities Act to register all shares of Common Stock issuable pursuant to outstanding options and all shares of Common Stock reserved for issuance under our 1999 Stock Option Plan. Such registration statement became effective immediately upon filing in December 1999 and the shares issuable on exercise of options granted under the 1999 Stock Option Plan are covered by that registration statement. The shares issuable on exercise of the options granted under the Plan are eligible for sale, subject to Rule 144 limitations applicable to affiliates. As of February 5, 2000, we have options outstanding under the 1999 Stock Option Plan to purchase 632,000 shares at a price of $1.00 per share, 170,000 at $0.37 per share, 100,000 at $0.40 per share and 25,000 shares at a price of $3.50 per share. An aggregate of 186,000 shares were issued on exercise of options granted under the 1999 Stock Option Plan on March 14 and April 12, 2000 and are included in the shares described above that are freely transferrable under U.S. Federal securities laws. In addition, there are 23,000 shares reserved for the future grant of options under the Plan. We intend to attract employees to work for us through the grant of options to purchase these shares. These options granted to attract additional employees may be immediately exercisable and the shares freely transferrable under the Securities Act. The sale of these shares or the preception that such shares will be sold could have an adverse effect on the market price for our Common Stock.

                           PART II - OTHER INFORMATION

Item 2          CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 12, 2000, the Registrant issued 50,000 shares to a Consultant for consulting services rendered. These shares are "restricted securities". Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144() or 701 promulgated under the Securities Act.

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

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            Exhibit Number    Description

            27.1              Financial Data Schedule

     (b)    Reports on Form 8-K

            The Registrant did not file any current reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 13, 2000          By:
                                            /s/ Brian Kathler
                                            -------------------------------
                                            President
                                            (Principal Executive Officer and
                                            Principal Accounting Officer)