Form 10KSB
period 2001-03-31
VIAVID BROADCASTING INC
filed 2001-07-16
CIK 1079110

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

Mark One:
         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended March 31, 2001; or

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

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. |X|
     State Issuer's revenues for its most recent fiscal year: $39,784.
     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 10, 2001, was $1,628,042. (Non-affiliates have been determined on the basis of holdings set forth in the information incorporated by reference under Item 11 of this Annual Report on Form 10-KSB.)
     The number of shares outstanding of each of the Issuer's classes of common equity, as of July 10, 2001, was 10,453,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
                                     ------

ITEM 1 - DESCRIPTION OF BUSINESS:
---------------------------------


OVERVIEW

         Our primary business is to provide Webcasting and teleconferencing services to corporate clients throughout North America. These services utilize systems that integrate traditional telephony technology with powerful streaming media technology and Web-based tools. From a simple conference call to a dynamic online presentation, our clients are able to choose the solution that best meets their unique communication needs. A key component of our business model, resulting from the ready availability of in-house expertise, infrastructure, and equipment, is the ability to offer our clients a cost-effective, yet scaleable, means of communications that can be customized to meet individual customer needs. We currently provide our services primarily as a means whereby our clients can communicate up-to-date corporate information, such as current financial information, to a mass audience, including market professionals, institutions, analysts, shareholders, and other key stakeholders. In addition, we also market our services and solutions to resellers of conferencing and communications services as well as a variety of associations and other entities seeking to broadly disseminate current information through a Webcast or teleconference.

         We believe that as a result of recent changes in practices relating to the dissemination of corporate financial information, the demand for Webcasting and teleconferencing services is on the rise. In marketing our services, we are currently targeting public companies affected by a recent U.S. Securities and Exchange Commission ruling, Regulation F-D, that reinforces the requirement that all public reporting companies make earnings and analyst conference calls, corporate media announcements and other information available simultaneously to all investors, not just industry insiders. Our services meet the communication needs of these corporate clients and we have seen a marked increase in interest in our services. Regulation F-D singled out Webcasting and the Internet as compliance solutions for those public companies affected by the new regulation.

         Since our inception in 1999, when we commenced offering live-event coverage, participant interviews, online meetings and presentations, and teleconferencing services, we have developed a state-of-the-art digital facility capable of supporting of our Webcasting and teleconferencing business model. So as to ensure our competitiveness within the marketplace, we believe it necessary to continue to modify and enhance this digital streaming technology facility. In addition, we are actively developing proprietary systems, such as ViaVision, designed to enhance our services and the viewer experience.

         Using our facility, we believe we are able to provide Webcasting and teleconferencing services that are capable of maximizing the quality of the disclosure broadcast and thereby enhancing the participant's experience. We use third party conferencing technology that allows us to accommodate in excess of 2,000 participants at a level of quality consistent with the highest business standards. Our services provide efficient, cost-effective solutions for our customers teleconferencing needs, including:

                    o  Earnings events
                    o  Annual shareholder meetings
                    o  Analysts presentations
                    o  Product Launches
                    o  All special events

         We are in the early stages of our business development, have had limited revenues and have incurred losses since our inception. Our growth in revenues is substantially dependent upon our ability to remain abreast with the application and use of the latest technological developments in offering our Webcasting and teleconferencing services. In order to do so we expect to require substantial amounts of additional capital. We may be unable to raise such capital or such capital may only be available to us on disadvantageous terms. Under such circumstances, an investment in our company may be placed in jeopardy and result in the loss of or substantial dilution to your investment.

         As of the second quarter of 2001, Webcasting and teleconferencing services provide in excess of 90% of our revenues. The balance of our revenues are provided by video post-production services. A growing proportion of future revenues are anticipated to evolve in areas of enhanced services including provision of video, data, and other Internet-based services.


OUR SERVICES


         By integrating the Internet with traditional telephony technology, we are able to provide presentation and conferencing services for our customers. These services empower our customers with real-time, interactive communication tools that allow for an effective and efficient means of communication. With our services, companies can broadcast conference calls that allow for the rapid dissemination of important information. In addition, a company can create a presenter-controlled linear presentation for such purposes as the unveiling of a new business model. Or a company can choose to develop a viewer-controlled non-linear presentation where the viewer chooses information they want to read. A company can also choose to develop a dynamic, interactive Internet broadcast where viewers can actively participate in the online experience. For example, a company may choose to broadcast a question and answer session with the CEO where viewers can pose their questions via phone or via the Internet.

         Utilizing our services, a customer has the ability to record a voice and visual presentation, store the presentation, distribute it via email to a wide group and play back the presentation using advanced, yet easy-to-use, streaming technologies. Additionally, we provide our customers with the option to obtain valuable real-time information and viewer statistics, such as the number and identity of participants, which help companies identify their shareholders and interested stakeholders, among others.

         By utilizing voice, video, and text data, companies are able to effectively communicate key information to a mass audience. Our services include automated, on-demand audio conferencing, ideal for the broadcast of earnings and analyst conference calls, and Webconferencing, ideal for the creation and broadcast of interactive, dynamic online corporate presentations.

         We believe that our services are cost effective and easy to use. Our services enable viewers to access, view, and interact with an online event from most computers. Conducting a conference or attending a presentation using our services requires only a telephone and personal computer equipped with an Internet connection and a standard Web browser. Our services do not require our customer or the user to acquire any specialized hardware or software.

         ViaVision, our flagship service, was developed to support day-to-day business meetings. ViaVision is an automated Web and telephone presentation service that combines the availability of traditional telephone conferencing services with simple to use Web presentations and controls. Our ViaVision service allows up to three types of participants:

     o Phone only: These participants listen and talk via phone;

     o Phone and Web: These participants listen and talk via phone, while viewing visuals and interacting via a Web browser; and

     o Web only: These participants listen via streaming audio, while viewing visuals and interacting via a Web browser.

         Other service enhancements that we provide include ViaContent and ViaTracker. ViaContent is designed to manage live audio / video streams and ViaVision events, such as online presentations. ViaContent allows clients to maintain a single Web link to an event, both for the initial live transmission and for the later on-demand playback transmission. ViaTracker is a proprietary statistical data tracking solution that enables customers to track event participants and obtain viewer contact information. This data enables customers to analyze participant data and as a result, better target future events. In addition to the statistical features of ViaTracker, customers can also use the solution to enter online booking information and manage questions and answers during a live event.

       Our services offer customers the following benefits:

     o Customization. Customers can use their own images, colors, text and logos to customize their online presentation or event. In addition, our customers can use our service to create a custom branded interface that integrates our service into the customer's own Web site.

     o Presenter Controlled Visuals. With our ViaVision service, moderators are able to guide participants through a controlled online presentation while interacting with participants via phone. Presenters no longer need to distribute in advance their presentations via email to ensure remote attendees are following along. By uploading and presenting visual material online, moderators are able to present charts and graphs, such as Microsoft PowerPoint slides, to remote conference participants in real-time.

     o Live and Recorded Webcasting. Our live and recorded Webcasting lets meeting moderators stream their phone conference and synchronized slide presentations over the Internet. Webcasts can be executed live for press conferences or announcements, or can be recorded and made available to an unlimited number of participants. Thousands of individuals can listen to the conference and view online presentations using a standard media player and an Internet connection of 28.8 kbps or greater. Businesses can record training presentations to view over time or may make presentations of new products, services or policies to a global workforce available for viewing online at the audience's convenience.

     o Account Management and Statistics. Our customers can easily update and maintain their account information, upload new presentations and update existing presentations, and set access and viewing preferences. In addition, customers can view statistical reports. These reports enable our customers to track and view information about specific events, such as attendee click-thru statistics. With the help of ViaTracker, customers are also able to view information about event participants, including contact information.

       We believe our services benefit our customers in a number of ways:

     o By enabling companies to communicate with a large audience via the Internet, our services are able to decrease the need for costly business travel.

     o By providing to our customers outsourcing communication tools and solutions, our services are able to decrease their need for costly purchases of complex software and hardware solutions.

     o By increasing the quality and frequency of business meetings and sales presentations, our services are able to help increase productivity and strengthen key corporate relationships.

     o By enabling access from any telephone and most personal computers with an Internet connection, our services are able to allow companies to reach a diverse, worldwide audience.

       Our Webcasting service currently includes the following options:

     o PowerPoint Slides: a PowerPoint presentation is controlled by the presenter, with audio synchronization both in real-time and for later playback;

     o Online Question and Answer: by adding a question and answer session to an online presentation or interview, a company encourages audience participants to pose questions to the presenter in real-time via the Internet;

     o Conference Tracking: a feature of our services is the ability for a company to track viewers and participants. These statistics help companies determine exactly who attended an online event regardless of whether it was live or later playback of a live event.

       We provide customer support upon request. However, most of our services are fully automated, requiring little user setup or intervention, thereby reducing the risk of user error. Our automated services allow us to handle high user click-thru volume, while reducing the number of user errors. Ultimately, this high level of automation makes the service easier to use, more reliable, and more cost-effective for our customers.

OUR REVENUES

         We charge our teleconferencing customers a per-minute fee based on each phone participant's actual participation time in the conference. For the quarter ended March 31, 2001, approximately 26% of our revenues were derived from this source.

         A customer using our Webcasting services is charged a flat fee for the addition of an audio/video Webcast, in addition to the per participant per minute fee for teleconferencing services. For the quarter ended March 31, 2001, approximately 55% of our revenues were derived from this source.

         Also, a customer is charged a flat fee for the use of the ViaVision service for a Web conference or a recorded Webcast. The ViaVision service adds to an audio/vidio Webcast the ability of the presenter and his audience to interact through the telephone or a Web browser. For the quarter ended March 31, 2001, approximately 19% of our revenues were derived from this source.

       We believe that a growing proportion of future revenues will be derived from areas of enhanced services including provision of video, data, and other Internet-based services.


OUR STRATEGY

       Our business objective is to become a leader in the teleconferencing and Webcasting industry. Our primary business is to provide simple, reliable, and scalable, yet cost-effective, online presentation and conferencing services. To achieve our objective, we believe we must:

     o Aggressively sell our services to a wide range of business customers, using both direct and indirect sales channels to drive revenue growth. The primary objective for our direct sales efforts is to target businesses in diverse vertical markets, such as those in the financial services industry affected by the SEC's recent Regulation FD. The primary objective of our indirect sales efforts is to establish strategic partnerships with resellers, such as conferencing and communications providers, so as to leverage their large and established customer bases.

     o Create a positive online experience for our customers and their target audience, thereby encouraging participants to virally promote our services within the corporate and online community.

     o Promote our services as day-to-day business communication tools used for teleconference meetings, real-time corporate demonstrations, and interactive training sessions, among other corporate communications needs. Rather than limiting our services to meet the investor and public relational needs of companies, our goal is to target all departments within the enterprise, including human resources and sales and marketing. We believe our services should enable customers to better manage and grow their workforce by providing timely and cost-effective training and education solutions, along with enabling better communication within the enterprise.

     o Continue to develop proprietary software and hardware enhancements that integrate traditional telephony solutions with the most current Internet technologies. As new technologies emerge, our goal is to integrate these technologies into our services and, where necessary, to create the tools necessary to enable these technologies to be integrated into our services. As a result, we expect to continue to invest significant resources on research and development activities so as to best facilitate the integration of new technologies applicable to the services we provide into our existing services. As the Internet and telecommunications continue to evolve, so must our services continue to grow and evolve in order to be able to continue to meet the needs of our customers. In the event we are unable to grow and evolve our services, our ability to compete with others and earn revenues will be adversely affected.

     o Expand our telephony, Internet, and supporting hardware infrastructure in anticipation of the development of future services and enhancements and expand our storage capacity in anticipation of increased customer demand. Our current technology platform integrates telephony and Internet communications technologies to support multiple simultaneous communication events and thousands of meeting minutes per day. Our goal is to continuously expand our infrastructure so as to support the demands of our growing customer base, in addition to supporting our day-to-day operational needs. In the event we are unable to expand our infrastructure, our ability to compete with others and earn revenues will be adversely affected.

     o Explore possible strategic relationship opportunities that will expand our position within the Webcasting and teleconferencing industry that will enhance our service offerings, technology, infrastructure, and distribution channels.

       In order to accomplish the forgoing objectives, we will require substantial amounts of additional capital that is not currently available to us. Management estimates that it will require $1,000,000 of additional capital to be applied to meeting these objectives through March 31, 2002. Our ability to raise additional capital will depend, among other things, upon our ability to grow our revenues, our ability to remain current with technological and other developments within the teleconferencing and Webcasting industry, and our ability to attract the personnel and other technical and intellectual property resources needed to accomplish these objectives. There can be no assurance that we will be able to accomplish these objectives, in which event our growth, financial condition and future success will be in jeopardy.


CUSTOMERS

       Since the inception of our offering Webcasting services for corporate clients in early January 2001 through July 2001, we have serviced more than 150 Webcasts for more than 110 corporate clients. Of these clients, approximately 20% have their securities traded on the New York Stock Exchange, approximately 60% have their securities traded on the American Stock Exchange or NASDAQ, and approximately 20% have their securities traded in Canadian markets.

       In addition to the dissemination of corporate financial information through Webcasting, our capabilities enable us to provide our services in connection with a variety of other business and other meetings, conferences and seminars including:

     o product introductions and demonstrations
     o marketing, sales, and training programs
     o video presentations
     o broadcast commercials, informational and public service announcements
     o conventional video production services

       Our customers for these other services include a variety of news organizations, boards and associations. We are not dependent on any single or small number of customers for any material portion of our revenues.

       In April, 2000, we entered into an agreement with Excite Canada to produce an hourly Canadian stock market update. This is a video newscast with the latest in market-affecting news from Canadian exchanges, companies and industry analysts. It is updated every hour, on the hour, throughout the business day and is available exclusively to the 750,000 customer households of the Rogers, Shaw, and Cogeco @Home high-speed Internet service via the Excite for @Home portal. Our revenues from this source are based on production fees and shared advertising revenues.


STRATEGIC PARTNERS


       We intend to explore possible strategic relationship opportunities that will expand our position within the Webcasting and teleconferencing industry. We believe that such relationships can be used to enhance our service offerings, technology, infrastructure, and distribution channels. To date, we have not entered in any such relationships and there can be no assurance that we will be successful in entering into any strategic relationships.


TECHNOLOGY AND RESEARCH AND DEVELOPMENT


       Since our inception in 1999, we have expended approximately $500,000 for research and development and the enhancement of our telephony and Webcasting capabilities. Our approach is to enhance existing services and develop future solutions that integrate traditional telephony with Internet communication technologies available from third parties that allows us to effectively improve upon our existing infrastructure, technologies, and proprietary systems to accommodate and remain current with changes within the teleconferencing and Webcasting industries.

       We maintain our own facilities for Webcasting and our other services and development activities in Vancouver, British Columbia. Our services are designed and developed using Microsoft development tools. They reside on a common infrastructure that has backup power systems, redundant cooling systems, fire suppression systems, and sophisticated security systems.

       We evaluate new technologies from time to time to determine if they will be beneficial to our users and also build systems and software that assist us in their management and integration into Web-based applications. In cases where no existing technology meets our needs, we may seek to develop our own solution or modify an existing technology. We believe that by developing proprietary systems and applications on top of new and existing technologies, we can leverage the benefits of emerging technologies and integrate these technologies into our services. Our Webconferencing service uses hardware that we purchase and software either licensed from third persons or that we develop in-house.

       We currently employ three persons engaged in the enhancement of our services through software development.

       We use telephony hardware that allows us to connect to outside teleconferencing providers. We currently obtain our teleconferencing services from four teleconferencing providers whose service we resell at a mark-up. All our reseller agreements are non-exclusive and are for periods of one year or longer. These agreements are terminable by either party on notice.

       We are currently working on enhancements to all our proprietary systems with a targeted Fall/Winter 2001 release. These enhancements are intended to improve our product offerings by enabling live question and answer, survey and online voting, and the ability to allow for multiple presenters.


SALES AND MARKETING


       Currently, we have five full-time employees engaged in sales and marketing.

       Our sales force directly sells our services to targeted companies and associated organizations. These include individual corporations and IR/PR firms with an established and diverse client base. Revenue from our direct sales initiative is primarily commission based.

       In addition, through indirect sales channels, we seek to extend our services to a wider, broader audience. The primary focus of our indirect sales effort is to establish strategic partner relationships with resellers, such as conferencing and communications providers. Our objective is to benefit from the large and established customer bases of our partners. In return, resellers can take advantage of our reseller discount program.

       Our direct marketing efforts seek to generate leads through direct mail, email, and telemarketing campaigns aimed at our targeted companies and associated audience. In addition, we seek to maintain and grow positive relationships with our existing customers through newsletters, training initiatives, promotions, and value-add incentives. Our goal is to retain existing customers and to encourage the continued use of our services.

         Our sales and marketing strategy is reinforced by the viral nature of our services. The very act of participating in an online event exposes new users to our services. It is our goal to convert these new users into new customers. Our public relation efforts include highlighting important technical developments, the announcement of new and enhanced service offerings, promotion of newly established strategic partnerships, along with recognition for awards and company milestones. We seek to enhance our position in our industry through active participation in such public events as industry trade shows, conferences, and speaking engagements.


CUSTOMER SERVICE

       Though our services are primarily automated, requiring limited user interaction or intervention, we offer customer support and technical assistance 24 hours a day, seven days a week. Support is available via telephone or email.


COMPETITION

       In general, the business of providing communication services over the Internet is relatively new, rapidly evolving and is intensely competitive. We believe as the market for these services grows, competition will further intensify. Substantially all our competitors are larger companies with greater financial resources.

         We believe that in order for our services to be attractive and to be competitive with others providing Internet Webcasting services, we will need to continually enhance and improve our computer hardware and software. Furthermore, as the Internet communications industry evolves and develops, in order to meet competition, we may be required to acquire or develop additional computer hardware and software. We may not have available to us the necessary financial resources to acquire or develop these products.

         Over the next few years, we expect the market for Webconferencing services to continue to evolve. As more opportunities arise within this market, more companies will enter this market and invest significant resources to develop services that compete with ours. As a result, we expect that competition will continue to intensify. This increase in competition may result in price reductions, reduced sales and margins, loss of market share, and reduced acceptance of our services.

       There are numerous other companies able to provide Webcasting services all of whom may be deemed to be our competitors

       There are also numerous other companies providing teleconferencing services substantially all of whom are larger with greater capitalization. These companies have large and established customer bases. Although our marketing efforts are currently directed primarily to a niche of teleconferencing relating to earnings reports and financial reporting, our competitors can be deemed to include AT&T, Global Crossing, MCI Worldcom and Sprint, as well as a large number of traditional operator-assisted teleconferencing providers.

       We believe that the primary competitive factors in the Webcasting and teleconferencing services market include:

     o ease of use of services;
     o quality and reliability of services;
     o implementation of features that meet the needs of customers;
     o ability to develop new technologies that seamlessly integrate into the infrastructure of a rapidly evolving industry;
     o ability to develop and support secure formats for delivery of services;
     o scalability of communication services;
     o quality and timeliness of customer service;
     o competitive pricing;
     o strong brand recognition;
     o ability to achieve broad distribution through direct and indirect sales initiatives; and
     o ability to develop technologies that circumvent the challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

       In addition to newly established Webcasting and teleconferencing providers, our primary source of competition stems from standalone providers of traditional teleconferencing, such as AT&T, MCI WorldCom, Sprint, and other telecommunications giants. These companies currently offer bundled teleconferencing services to their customer base, which may include video and data conferencing services and other Web streaming services. We also compete with traditional operator-assisted conferencing providers, such as Conference Plus, Genesys, Intercall, and Premier Conferencing.

       Competitors of our Webcasting services include: PR Newswire, Vcall, Streetfusion and CCBN.

         We face further competition from resellers of Webcasting and teleconferencing services. Also, some streaming providers have announced their intention to provide Web conferencing services in addition to their streaming services. There are also a number of software and distance-learning companies that may enter the Web conferencing services market.

         Current competitors or potential competitors may enter the market in the future or expand existing positions in the Web conferencing market through the acquisition of competitors, services, or technologies with the goal of developing an integrated, feature-rich offering of services. In addition, we also face competition from potential strategic alliances among our competitors.

         Our ability to compete could be significantly hampered should these companies possess large and established customer bases, substantial financial resources, and established distribution channels.

         To protect our proprietary rights, we rely on a combination of trademarks, service marks, trade secrets, copyrights, employee confidentiality agreements, third parties nondisclosure agreements, and protective contractual provisions. Our protection efforts may prove unsuccessful, and unauthorized parties may copy or infringe upon aspects of our technology, services, or other intellectual property rights. In addition, these parties may develop similar technology independently. Existing trade secret, copyright, and trademark laws offer only limited protection and may not be available in every country in which we sell and market our services. Policing unauthorized use of our proprietary information is difficult. Each trademark, trade name, or service mark appearing in this report belongs to its holder.

EMPLOYEES

       We currently have sixteen full-time employees, including Mr. Brian Kathler, our President, and Mr. Paul Watkins, our Secretary and Treasurer. Of these employees, six are engaged in marketing activities, four are engaged in software and other development activities, five are engaged in production activities and one employee provides administrative services. From time to time, we employ the services of outside consultants and third parties who provide software development services, marketing and promotional services and management services.

GENERAL

       Our company was incorporated in January, 1999 under the laws of the state of Nevada. Prior to that time, we conducted operations as ViaVid Broadcasting, Corp., a British Columbia company formed in July, 1994. The British Columbia company was inactive and did not carry on any business operations prior to January, 1999. At that time, it began development of the business described in this Prospectus. We continue to carry on our business through the British Columbia company as a wholly-owned operating subsidiary of the Nevada corporation. In November 1998, the British Columbia company changed its corporate name to ViaVid Broadcasting Corp. We acquired all the outstanding shares of ViaVid Broadcasting Corp. in January, 1999 from Paul Watkins, Cheryl Watkins, 549419 BC Ltd. and Kathler Holdings Inc. in consideration for the issue of a total of 5,100,000 shares of our common stock.

       Our principal executive offices are located at 3955 Graveley Street, Burnaby, British Columbia, Canada V5C 3T4. Our telephone number is (604) 669-0047. Our Web site is located at http://www.viavid.com. Information contained on our Web site does not constitute part of this Report.


ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

       Our primary business activities are carried on at leased premises located at 3955 Graveley Street, Burnaby, British Columbia V5C 3T4. These premises are comprised of approximately 3,000 square feet and are rented on a month-to-month basis at a rate of $3,850 per month. We believe they are adequate for our present activities.


ITEM 3 - LEGAL PROCEEDINGS:
---------------------------

       We are not currently a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
-------------------------------------------------------------

       No matter was submitted during the fourth quarter of the fiscal year ended March 31, 2001 to a vote of security holders.

                                     PART II
                                     -------


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS:
---------------------------------------------------------------------


       Our Common Stock has been quoted on the OTC Bulletin Board since January 4, 2000 under the symbol VVDB. The following table sets forth the high and low bid quotations on the OTC Bulletin Board for our Common Stock for the period January 4, 2000 through July 10, 2001. Prior to January 4, 2000 there was no active market for our Common Stock.




                                                     BID
                                        -----------------------------

             CALENDAR QUARTER             HIGH              LOW
          -----------------------------------------------------------

            2000: First Quarter           $5-1/8             $1-1/2

            2000: Second Quarter           $3.63              $0.75

            2000: Third Quarter            $1.05              $0.41

            2000: Fourth Quarter           $1.88              $0.28

            2001: First Quarter            $0.63              $0.16

            2001: Second Quarter           $0.48              $0.11


       The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On July 10, 2001, the closing bid quotation for the Common Stock, as reported on the OTC Bulletin Board, was $0.26.

       As of July 10, 2001, we had approximately 389 shareholders of record.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

       During the fiscal year ended March 31, 2001, we have issued the following unregistered securities.

       In October 2000, we issued 370,000 units of securities, each unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock at $0.50 per share until September 30, 2003. Each unit was sold for $1.00. The securities were offered and sold pursuant to Regulation S under the Act. The proceeds were $341,000 (net of a finder's fee paid $29,000). In addition to the offering, we issued 2,000 units on the same terms and conditions for payment of a finder's fee in placing part of the offering. We also issued 4,000 shares of common stock at an agreed value of $2,000 as a finder's fee relating to the offering. Each purchaser represented his intention to acquire the securities for investment only and not with a view to their distribution. Legends were affixed to the stock certificates.

       In addition, during the year ended March 31, 2001, we issued an aggregate 937,000 shares to five persons for consulting services rendered. Each person represented his intention to acquire the securities for investment only and not with a view to distribution. Legends were affixed to the stock certificates. The securities were issued in reliance upon the exemption from the registration requirements of the Act afforded by Section 4(2). No underwriter was involved in the issuance of the securities.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
-------------------------------------------------------------------

PLAN OF OPERATION

       Goals and Objectives

       Our goal is to establish the Company as a leading teleconferencing and Webcasting provider to corporations.

       Our objectives are to:

o Generate teleconferencing revenues through the sales of corporate conference call services

o Generate audio/video webcasting revenues through broadcasts of conference calls, corporate presentations, annual general meetings and other related meetings;
o Build a revenue base to grow from; and identify new revenue streams as they emerge.

STATEMENT OF OPERATIONS

YEAR ENDED MARCH 31, 2001

SALES. Our revenues were $39,784 for the year ended March 31, 2001 compared to revenues of $44,644 for the year ended March 31, 2000. Our revenues were achieved primarily from webcasting, teleconferencing and video production services. The decline in our revenues resulted from the diversion of efforts to develop new products and services.

REVENUE. Our revenues are minimal in comparison to our operating expenses because we are currently in the start-up phase of our operations. We are attempting to increase our future revenues by completing our plan of operations, as discussed in this Report.

OPERATING EXPENSES. Our operating expenses were $1,065,056 for the year ended March 31, 2001, compared to operating expenses of $1,055,294 for the year ended March 31, 2000.

       Consulting fees, salaries and benefits and stock-based compensation totalled $738,609 for the year ended March 31, 2001, compared to $705,718 for the year ended March 31, 2000. Consulting fees and salaries increased by $240,562 because of expenses incurred in the development of new software and services while stock-based compensation decreased by $217,671 because of a decrease in the stock options granted to consultants.

       Our amortization expenses increased from $34,500 in the year ended March 31, 2000 to $51,702 in the year ended March 31, 2000 because of the greater base of capital assets.

       Internet fees increased because of the amount of data streamed.

       Office and miscellaneous expenses increased from $57,204 in 2000 to $86,940 in 2001 because of the increase in office personnel.

       Travel and promotion declined from $47,314 in 2000 to $21,839 in 2001 because of the shift in focus towards our new products and services which did not require extensive travel.

       We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and Webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $1,018,361 or $(0.14) per share for the year ended March 31, 2001. Fully diluted loss per share was the same. Our net loss was $1,005,146 or $(0.16) per share for the year ended March 31, 2000. Our net loss reflects the fact that we have not earned significant revenues to date.

YEAR ENDED MARCH 31, 2000

SALES. Our revenues were $50,148 for the year ended March 31, 2000 compared to revenues of $3,436 for the period from January 20, 1999, the date of our incorporation, to March 31, 1999. Our revenues were achieved primarily from video production and Internet broadcast services provided to our customers.

REVENUE. Our revenues are minimal in comparison to our operating expenses because we are currently in the start-up phase of our operations. We are attempting to increase our future revenues by completing our plan of operations, as discussed in this Report.

OPERATING EXPENSES. Our operating expenses were $1,055,294 for the year ended March 31, 2000, compared to operating expenses of $75,104 for the period from January 20, 1999 to March 31, 1999. The increase in operating expenses was due to the move to the new production facilities and the additional expenses incurred for Internet connectivity, as well as additional equipment purchased to conduct our business.

NET LOSS. Our net loss was $1,005,146, or $(0.16) per share, for the year ended March 31, 2000. Fully diluted loss per share was $(0.13). Our net loss was $71,668, or $0.01 per share, for the period from January 20, 1999 to March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       Our operations to date have been financed principally through sales of our equity securities.

       We had cash of $51,918 as of March 31, 2001 compared to cash of $134,540 as of March 31, 2000.

       During the period April 1, 2000 through March 31, 2001, we realized net proceeds of $657,000 from the sales of our equity securities, including subscriptions received in advance of $106,000. These proceeds were used to finance our operating activities.

       We plan on meeting our operating expenses during the year by focusing on generating revenues through the sales of corporate conference call services and the sales of webcasting products and services related to broadcasts of conference calls, corporate presentations, annual general meetings and other related meetings, as well as from additional capital intended to be provided by the proposed sale of equity securities. There can be no assurance that any additional capital can be raised or, if equity securities are sold, the terms of any such transaction.

       Subject to the availability of sufficient funds, we currently intend to pursue the following Plan of Operations during the twelve months ended March 31, 2002:

          o Continue to develop a customer base of companies to use our services for teleconferencing and Webcasting of corporate information.

          o Market our teleconferencing services to public companies required to release earnings and analyst conference calls, corporate media announcements and other information.

          o Purchase additional equipment to expand our teleconferencing service and Webcasting capabilities.

       Subject to the availability of funds, we anticipate that we will spend an aggregate of up to approximately $1,000,000 over the twelve-month period ending March 31, 2002 in pursuing our Plan of Operations for the purposes described above.

       Substantially all these funds will need to be obtained from additional equity financings to be completed in the future. In the event we are unable to obtain these funds from these sources, our ability to pursue our business plan will be adversely affected.

       Our actual expenditures and business plan may differ from this stated Plan of Operations.

       Although we have no present plans or proposals pending, strategic alliances relating to teleconferencing or Webcasting may cause our Board of Directors to modify our plans. In addition, we may modify our Plan of Operations based on the available amounts of financing in the event that we cannot obtain the required equity financings to pursue our Plan of Operations. We do not have any arrangement in place for any debt or equity financing which would enable us to meet our Plan of Operations.

       We are currently receiving revenues from our teleconferencing and Webcasting services. We anticipate an increase in revenue from these sources if we are successful in increasing our customer base.

       Notwithstanding the above Plan of Operations, we anticipate we will experience continuing operating losses in the foreseeable future. We base this expectation in part on the following:

     o Increased usage of our services will lead to increased operating expenses and require additional capital expenditures on new computer equipment, software and technology.

     o Our operating expenses will continue to increase as we expand the technical capabilities of our software and services.

     o Our operating expenses will increase as we market our services to potential customers and complete teleconferencing and Webcasting services for our customers.



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

       With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding our plans and objectives for our future operations, including plans or objectives relating to our intentions to provide webcasting and teleconferencing services, streaming media technology and Web-based tools to create, develop and offer financial news and information, and other content through the Internet and other dissemination services and products or services, our plans and objectives regarding revenues and expenses in future periods, our needs for capital expenditures, research and development, our ability to maintain our competitive position, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current or future levels of operating and research and development expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the publication of corporate financial information over the Internet, e-commerce through the facilities of the Internet and the role of video and audio production and Internet news broadcasting. They also include our beliefs as to our ability to compete successfully and maintain our technological position relative to other providers of streaming media and Web-based communication services. They also include our beliefs as to the willingness of public reporting issuers of securities to use our services for Webcasting and teleconferencing and to broadcast corporate news and information on the Internet and for us to derive revenues from providing this service. We cannot assure you that our assumptions in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet-based communication services for the dissemination of their news information, realizing material amounts of Webcasting or other revenues, achieving any commercial advantage relative to other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our webcasting or other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our business plan has evolved over time, and we expect that our plans will evolve further in the future. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 21. They are also described in our Annual Reports on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.


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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

       We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through March 31, 2001 are $87,864. Our total losses since inception through March 31, 2001 are $2,095,175. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

       The report of our independent auditors on their audit of our financial statements as of March 31, 2001 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to obtain additional financing. At March 31, 2001, we had current assets of $89,614 and current liabilities of $90,892. In order to meet our Plan of Operations, we will need to raise additional capital. Our budget for the year ending March 31, 2002 calls for us to raise an additional $1,000,000 in capital during the year ending March 31, 2002. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

       As a result of our limited operating history, we have limited meaningful historical financial data upon which our planned operating expenses can be based. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue. Once established, these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast.

       In addition, there can be no assurance that we will be able to accurately predict our revenue, particularly in light of the unproven and evolving manner in which we derive our revenue, the intense competition for the marketing of our services, revenue-sharing opportunities, our limited operating history and the uncertainty as to the broad acceptance of the Web as a communications medium. We may be unable to adjust our spending in a timely manner to compensate for disappointing results of our marketing efforts and efforts to develop revenue, any unexpected revenue shortfall or other unanticipated changes in the Internet industry. Our failure to accurately make such predictions or adjustments in our spending would have a material adverse effect on our business, results of operations and financial condition.

POSSIBLE INABILITY TO IMPLEMENT OUR BUSINESS STRATEGY

Our business strategy includes increasing our revenues from the teleconferencing and Webcasting industry. To achieve our business objective, we believe we must:

     o Sell our services to a wide range of business customers, using both direct and indirect sales channels to drive revenue growth.

     o Create a positive online experience for our customers and their target audience, thereby encouraging participants to virally promote our services within the corporate and online community.

     o Promote our services as day-to-day business communication tools used for teleconference meetings, real-time corporate demonstrations, and interactive training sessions, among other corporate communications needs. .

     o Continue to develop proprietary software and hardware enhancements that integrate traditional telephony solutions with the most current Internet technologies and thereby maintain our competitive position.

     o Expand our telephony, Internet, and supporting hardware infrastructure in anticipation of the development of future services and enhancements and expand our storage capacity in anticipation of increased customer demand.

     o Explore possible strategic relationship opportunities that will expand our position within the Webcasting and teleconferencing industry that will enhance our service offerings, technology, infrastructure, and distribution channels.

In order to accomplish the forgoing objectives, we will require substantial amounts of additional capital that is not currently available to us. Management estimates that it will require $1,000,000 of additional capital to be applied to meeting these objectives through March 31, 2002.

If we are not successful in implementing all components of our business strategy successfully, our operating results and financial condition may be harmed and our business may fail.

POSSIBLE INABILITY TO GENERATE REVENUES AND PROFITABLE OPERATIONS

         We have earned minimal revenues to date and we are presently not profitable. Our business and marketing strategy contemplates that we will earn revenues from providing Webcasting and teleconferencing services to corporate clients throughout North America. If we are not able to generate material revenues from these activities or if the revenues generated do not exceed the operating costs of our business, then our business will not be profitable and our business may fail.

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the year ended March 31, 2001, we incurred a loss of $1,018,361 on revenues of $39,784. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

o We expect that increased usage of our services will lead to increased operating expenses and require additional capital expenditures on new computer equipment, software and technology.

o We expect our operating expenses will continue to increase as we expand the technical capabilities of our products and services to meet competition.

o We expect our operating expenses will increase as we solicit potential customers.

     If our operating expenses increase as anticipated, we will realize additional losses for the foreseeable future.

DEPENDENCE ON WEBCASTING AND TELECONFERENCING REVENUE

         We currently derive the principal portion of our revenue from the sale of webcasting and teleconferencing services to corporate clients throughout North America. We currently expect that webcasting and teleconferencing will continue to be the principal source of our revenue in the foreseeable future.

         Our ability to generate webcasting revenue will depend on several factors, including:

     o   the pricing of webcasting services by others,

     o   our ability to develop and retain a skilled sales force.

         As a result of the evolving nature of Webcasting and the use of the Internet as a communication medium and our limited operating history, we cannot accurately forecast our revenue. Current and future expense levels are based principally on anticipated future revenues and, as we increase the scope of our activities, these expenses, to a large extent, will increase and become fixed. Accordingly, we may be unable to adjust spending to compensate for shortfalls in our anticipated revenues. If our revenues do not materialize as anticipated, this could have an immediate material adverse effect on our business, financial condition and results of operations, which could lead to an investor's loss of his investment in our company.

         Our quarterly operating results may fluctuate significantly because of a variety of factors, many of which are outside our control, including:

           o  overall usage levels of our services,

           o  the amount and timing of our capital expenditures,

           o  costs relating to the expansion of our operations,

           o price competition or pricing changes in Webcasting and teleconferencing, and

           o  costs relating to technical difficulties or system downtime.

         Quarterly comparisons of our results of operations are not expected to be a reliable indication of our future performance.

COMPETITION IN THE WEBCASTING SERVICES MARKET IS INTENSE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY.

         The market for Webcasting services is relatively new, rapidly evolving and intensely competitive. Competition in the marketing of these services will continue to intensify and may force us to reduce our prices, or cause us to experience reduced sales and margins, loss of customers and reduced acceptance of our services.

         Substantially all of our current and potential competitors have larger and more established customer bases, longer operating histories, greater name recognition, broader service offerings, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. As a result, these competitors may be able to spread costs across diversified lines of business, and therefore, adopt aggressive strategies, such as pricing structures and marketing campaigns, that reduce our ability to compete effectively. Telecommunication providers, for example, enjoy lower per-minute long distance costs as a result of their ownership of the underlying telecommunication network. We expect that many more companies will enter this market and invest significant resources to develop webcasting services. These current and future competitors may also offer or develop products or services that perform better than ours.

         In addition, the Internet industry has recently experienced substantial consolidation and a proliferation of strategic transactions. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:

       o competitors could acquire or partner with companies with which we have distribution relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our services;

       o a competitor could be acquired by or enter into a strategic relationship with a party that has greater resources and experience than we do, thereby increasing the ability of the competitor to compete with our services; or

       o a competitor could acquire or partner with one of our key suppliers.

IF WE FAIL TO OFFER COMPETITIVE PRICING, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS.

         Because the Webcasting market is relatively new and still evolving, the prices for these services are subject to rapid and frequent changes. In many cases, businesses provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. Due to competitive factors and the rapidly changing marketplace, we may be required to significantly reduce our pricing structure, which would negatively affect our revenues, margins and our ability to achieve or sustain profitability.

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

OUR WEBCASTING SERVICES MAY BECOME SUBJECT TO TRADITIONAL TELECOMMUNICATIONS CARRIER REGULATION BY FEDERAL AND STATE AUTHORITIES, WHICH WOULD INCREASE THE COST OF PROVIDING OUR SERVICES AND MAY SUBJECT US TO PENALTIES.

       We believe our Webcasting service is not subject to regulation by the U.S. Federal Communications Commission or any other state or provincial public service commission. The FCC and state or provincial public service commissions, however, may require us to submit to traditional telecommunications carrier regulations for our Webcasting service under the Communications Act of 1934, as amended, and various state laws or regulations as a provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our Webcasting service until we have obtained various U.S. federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also would be required to comply with other aspects of federal and state laws and regulations. Subjecting our Web-conferencing service to these laws and regulations would increase our operating costs, could require restructuring of those services to charge separately for the voice and Internet components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

OUR BUSINESS WILL SUFFER IF OUR SYSTEMS FAIL OR BECOME UNAVAILABLE.

       A reduction in the performance, reliability or availability of our systems will harm our ability to distribute our services to our users, as well as our reputation. These disruptions may be due to service or network outages, periodic system upgrades, and internal system failure. To the present, we have not experienced any material service disruptions. Because our revenue depends largely on the numbers of calls and users and the amount of minutes consumed by users, our business will suffer if we experience frequent or extended system interruptions.

       We maintain our primary data facility and hosting servers at our headquarters in Burnaby, British Columbia, Canada. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation, negatively affect our revenue, and our ability to achieve or sustain profitability.

IF OUR SECURITY SYSTEM IS BREACHED, OUR BUSINESS AND REPUTATION COULD SUFFER.

       We must securely receive and transmit confidential information over public networks and maintain that information on internal systems. Our failure to prevent security breaches could damage our reputation and expose us to risk of loss or liability. Our internal systems are accessible to certain of our employees. Although each of these employees is subject to a confidentiality agreement, we may be unable to prevent the misappropriation of this information. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to ensure adequate encryption and additional technologies to protect against security breaches or to alleviate problems caused by any breach. If we fail to provide adequate security measures to protect the confidential information or our customers, our customers may refrain from using our services, potential customers may not want to use our services, and as a result, our operating results would be harmed.

DEPENDENCE ON LICENSED TECHNOLOGY

       We rely on certain technology licensed from third parties for use in operating and managing our Internet site and providing related services to users. We cannot assure you that such technology licenses will be available at all, that they will be available on reasonable commercial terms or that they will operate as intended.

DEPENDENCE ON GROWTH IN INTERNET USE

         Our future revenue will depend largely on the widespread acceptance and use of the Internet as a communication source. Rapid growth in Internet use is a recent trend and market acceptance of the Internet as a communication medium is highly uncertain. The Internet may not be accepted as a viable communications medium for distribution of information for a number of reasons, including:

       o inadequate development of the network infrastructure,

       o inadequate development of enabling technologies, and

       o concerns about privacy and security among users.

RAPID TECHNOLOGICAL CHANGE

         The market for Internet services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. We will be required to continually improve the performance, features and reliability of our infrastructure and products and services, particularly in response to competition and changing customer demands. We cannot assure you that we will be successful in responding rapidly, cost-effectively or adequately to such developments.

NEW SERVICE RISKS

         Our future success will depend in part on our ability to expand our Internet communications abilities to include new services. Costs related to developing new services are expensed as they are incurred while revenue related to these new services typically builds over time and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new service launches. In addition, we cannot assure you that any new areas or services will be developed in a timely or cost-effective manner or that they will be successful.

RISKS ASSOCIATED WITH BRAND DEVELOPMENT

         We believe brand identity is important to attracting and expanding our client base. We believe the significance of brand and name recognition will intensify as the number of competing companies increases. We cannot assure you that we will be able to develop our brand identity so as to gain any significant market recognition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

         We are not currently subject to direct regulation by any U.S. or Canadian government agency, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by U.S. and Canadian federal, state, provincial, local and foreign governmental organizations. It is possible that a number of laws or regulations may be adopted with respect to the Internet relating to such issues as user privacy, user screening to prevent inappropriate uses of the Internet by, for example, minors or convicted criminals, taxation, infringement, pricing, content regulation, quality of products and services and intellectual property ownership and infringement. The adoption of any such laws or regulations may decrease the growth in the use of the Internet, which could, in turn, decrease the demand for our services, increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

         A number of legislative proposals have been made at the U.S. and Canadian federal, state, provincial and local level that would impose additional taxes on the sale of goods and services over the Internet and certain jurisdictions have taken measures to tax Internet-related activities. The U.S. Congress enacted the Internet Tax Freedom Act on October 21, 1998 which imposes a national moratorium in the United States on state and local taxes on Internet access services, on-line services, and multiple or discriminatory taxes on electric commerce effective October 1, 1998 and ending three years after its enactment. Various proposals are under discussion regarding possible taxes subsequent to the expiration of the moratorium. There can be no assurance that, once such moratorium is lifted, some type of U.S. federal and/or state taxes will not be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of our services on the Internet and as a result, our opportunity to derive financial benefit from these activities may be adversely affected.

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

LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB; ABSENCE OF LIABILITY INSURANCE

         Because financial and other information is broadcast to the securities marketplace and elsewhere using our services, there is a potential that claims will be made against us as a participant in the process of distributing this information to investors. We may also be exposed to claims for alleged defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of these materials. Claims may be asserted against us for errors or omissions in the financial and other information disseminated by use of our services by the companies that are our customers.

         In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use and our services. We could also be exposed to liability with respect to the offering of third party content that may be accessible through our services.

         It is also possible that if any financial information content provided through our services contains errors, third parties could make claims against us for losses incurred in reliance on such information. Even to the extent that such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of our services.

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

         On May 22, 2001, the U.S. Patent and Trademark Office registered the mark "ViaVid" in the United States. We have also applied to the Canada Patent and Trademark Office for registration of "ViaVid" in Canada. A trademark has been issued in Canada for "ViaVid". We are not aware of any other companies currently using the name "ViaVid" in the United States. We have conducted searches of trademark databases in the United States and have not found any registration of the name "ViaVid" as a trademark. There is no assurance that the trademark for the "ViaVid" name in the United States will stand up to objections by others who may have made prior use of the name. Also, there can be no assurance that we will obtain any significant commercial advantage from this trademark or that we will have the financial resources to protect our rights in the name through legal proceedings or otherwise. It is also possible that our competitors or others will adopt product or service names similar to "ViaVid" or other similar service marks or trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect the name "ViaVid" adequately could have a material adverse effect on our business, results of operations and financial condition.

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 40.4% of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.


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

ITEM 7 - FINANCIAL STATEMENTS:
------------------------------

         The response to this Item is included in a separate section of this report. See page F-1.


ITEM 8 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
-----------------------------------------------------------------------------

         During the two fiscal years ended March 31, 2001, we did not file any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:
--------------------------------------------------

         Our Directors and executive officers, their ages, and positions with us, as well as their employment background for the past five years are as follows:


NAME                            AGE                   POSITION
----                            ---                   --------

Brian Kathler                   38                    President and Director
Paul Watkins                    37                    Secretary, Treasurer and
                                                      Director
Robert Gamon                    53                    Director
James King                      55                    Director


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

         James King is the General Manager of Technicolor Canada. Prior to his position at Technicolor, Mr. King worked in the video industry since 1990. From February of 1992 to June 1999, Mr. King was President of VTR Video. VTR manufactured and distributed video products in Canada for major Hollywood studios. In June 1999, Technicolor, a manufacturer of video and optical products, purchased VTR Video. Mr. King continues as the head of Technicolor Canada. Mr. King is a graduate of The University of British Columbia, and is a registered Professional Engineer. Prior to 1990 Mr. King worked in management roles with Union Carbide, Gas Products Division. He was a senior consultant with Roy Jorgensen Associates, a firm specializing in Maintenance Management systems for cities, municipalities and provincial Governments. Mr. King became a Director of our company on January 19, 2000.

         Our Directors are elected for terms of one year to hold office until the next annual meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

         DIRECTOR AND OFFICER SECURITIES REPORTS

         The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended March 31, 2001.

ITEM 10.  EXECUTIVE COMPENSATION:
---------------------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation paid or awarded to our President during the three fiscal years ended March 31, 2000 for all services rendered to us in that year.

                           SUMMARY COMPENSATION TABLE


                                      ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                            ------------------------------------------------------------------------------------
                                                     BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                     INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION     YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
----------------------------------------------------------------------------------------------------------------
Brian Kathler               1999        $39,000           -0-            (1)            -0-             -0-
                            2000        $52,500
                            2001        $60,000

----------------------------------------------------------------------------------------------------------------



      (1) Options granted to Mr. Kathler in 1999 were cancelled in January 2000.


EMPLOYMENT AGREEMENTS

         The services of Brian Kathler, our President, are provided pursuant to a consulting agreement dated February 1, 2001 between Kathler Holdings Ltd and us. The following services of Mr. Kathler are provided pursuant to this agreement: (1) general direction and supervision of our business and financial affairs; (2) overall direction to our management; (3) management of our day to day operations; and (4) performing such other duties and observing such instructions as may be reasonably assigned to Mr. Kathler by our Board of Directors. The agreement has a term of one year. The compensation we pay to Kathler Holdings Inc. was increased from $3,500 per month to $5,000 per month effective August 31, 1999 in accordance with the terms of the agreement that provided for a compensation review after six months from commencement of the agreement. The services of Mr. Kathler under this agreement are on a full time basis.

         The services of Paul Watkins, Secretary, Treasurer and a director, are provided pursuant to a consulting agreement dated February 1, 2001 between Watkins Communications Inc and us. The following services of Mr. Watkins are provided to us pursuant to this agreement: (1) the exercise of general direction and supervision over the marketing and development of our business; (2) providing direction to our management; (3) assisting with our day to day operations; and (4) performing such other duties and observing such instructions as may be reasonably assigned by our Board of Directors. The agreement is for a term of one year. The compensation that we pay to Watkins Communications Inc. was increased from $3,500 per month to $5,000 per month effective August 31, 1999 in accordance with the terms of the agreement which provided for a compensation review after six months from commencement of the agreement. The services of Mr. Watkins under this agreement are on a full time basis.

         The services of Robert Gamon, a director, are provided pursuant to a consulting agreement between us, Mr. Gamon and 595871 B.C. Ltd. dated December 1, 2000. The following services of Mr. Gamon are provided to us pursuant to this agreement: (1) supervising the financing activities of the Company; (2) advising the Company on its capital structure and the structure of future financings; and
(3) performing such other duties and observing such instructions as may be reasonably assigned by our Board of Directors. The agreement is for a term of one year commencing November 1, 1999. The compensation that we pay to 595871 B.C. Ltd. is $5,000 per month. The services of Mr. Gamon under this agreement are on a full time basis.

         We believe that the compensation paid to Kathler Holdings Inc., Watkins Communications Inc., and 595871 B.C. Ltd. is below market compensation rates for companies in our industry. The consultant fees paid to Kathler Holdings Inc. and Watkins Communications Inc. were increased effective August 31, 1999 to bring these rates of remuneration closer to market rates. We believe that the terms of the agreements with Kathler Holdings Inc., Watkins Communications Inc., and 595871 B.C. Ltd. are at least as fair to us as would have been obtained from an unrelated third party in an arms-length negotiation.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
------------------------------------------------------------------------

         The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of July 10, 2001 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

         Name and address                                        Percent
         of beneficial owner(1)                Amount            of class(2)
         ----------------------                ------            -----------
         Brian Kathler (3)                     1,635,000 shares  15.6%
         Director, President

         Paul Watkins(4)                       817,500 shares    7.8%
         Secretary, Treasurer, and Director

         Robert Gamon (5)                      1,635,000 shares  15.6%
         Director

         James King(6)                         156,800 shares    1.5%
         Director

         Cheryl Watkins (7)                    817,500 shares    7.8%

         All Officers and Directors            4,244,300 shares  40.6%
         as a Group (4 persons)
    ----------------------------------------------------------------------------
(1) Unless otherwise indicated, the address of such person is c/o of the Company.
(2) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at July 10, 2001. As of July 10, 2001, there were 10,453,000 shares of the Company's common stock issued and outstanding. In addition, there were 825,000 shares subject to options exercisable within 60 days of the date of this registration statement.
(3) The 1,635,000 shares of common stock beneficially owned by Brian Kathler are registered in the name of Kathler Holdings Inc., a private company controlled by Mr. Kathler.
(4) Excludes 817,500 shares held by Mr. Watkins' wife as to which Mr. Watkins disclaims a beneficial interest. Paul Watkins and Cheryl Watkins are husband and wife.
(5) The 1,635,000 shares of common stock beneficially owned by Robert Gamon are registered in the name of 595871 BC Ltd., a private company controlled by Mr. Gamon.
(6) Mr. King holds 51,200 shares directly. His holdings also include 50,000 shares issuable on exercise of an option at $0.30 per share and 50,000 shares issuable on exercise of a warrant at $0.20 per share, 5,000 shares held by his wife, as to which he disclaims a beneficial interest and 600 shares held by his minor children as to which he disclaims a beneficial interest.
(7) Excludes 817,500 shares held by Ms. Watkins' husband as to which Ms. Watkins disclaims a beneficial interest. Paul Watkins and Cheryl Watkins are husband and wife.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------------------------------------------------------

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

o Paul Watkins, our Secretary, Treasurer and a Director, was issued 850,000 shares.

o Cheryl Watkins, the wife of Mr. Watkins, was issued 850,000 shares. Mr. Watkins disclaims a beneficial interest in these shares.

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

         As of March 31, 2001, we are indebted to each of Mr. Kathler, 595871 and Mr. Watkins in the amount of $12,000 for their monthly compensation that was deferred.

         We have no other loans outstanding to any of our officers, Directors or principal shareholders.

         On March 19, 2001, an option to purchase 50,000 shares issued to Mr.King, a Director of ours, was repriced to an exercise price of $0.30 per share.

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

    (A) EXHIBIT                                DESCRIPTION
--------------------    --------------------------------------------------------

         3.1            Articles of Incorporation*

         3.2            By-Laws of the Company*

        10.1 Acquisition Agreement dated January 26, 1999 between the Company and Mr. Paul Watkins, Ms. Cheryl Watkins, 549419 BC Ltd. and Kathler Holdings Inc.*

        10.2 Consulting Contract dated February 1, 2000 with Kathler Holdings Inc. and Brian Kathler.

        10.3 Consulting Contract dated February 1, 2000 with Watkins Communications Inc. and Paul Watkins.

        10.4 Consulting Contract dated December 1, 1999 with 595871 BC Ltd. and Robert Gamon.

        21.0            Subsidiaries of Registrant:

                        Name                          State or Jurisdiction of Incorporation
                        ----                          --------------------------------------
                        ViaVid Broadcasting Corp.      British Columbia



--------------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form 10-SB filed June 29, 1999 (File No. 0-26535).

(b)  Reports on Form 8-K
         The Registrant has not filed any Current Reports on Form 8-K for the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            VIAVID BROADCASTING, INC.

                        BY: /s/ Brian Kathler
                            ---------------------------------------
                            Brian Kathler, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                DATE
---------                    -----                                ----

 /s/Brian Kathler            President (Principal                 July 13, 2001
--------------------         Executive Officer and Principal
Brian Kathler                Financial and Accounting Officer
                             and Director)



 /s/ Paul Watkins            Director                             July 13, 2001
--------------------
Paul Watkins


 /s/ Robert Gamon            Director                             July 13, 2001
--------------------
Robert Gamon

/s/ James King               Director                             July 13, 2001
--------------------
James King

                                TABLE OF CONTENTS
                             TO FINANCIAL STATEMENTS







Independent Auditors' Report                                               F-2

Consolidated Balance Sheets as at March 31, 2001 and 2000                  F-3

Consolidated Statements of Operations for the Period From
    Incorporation on January 20, 1999 to March 31, 2001
    Year Ended March 31, 2001 and Year Ended March 31, 2000                F-4

Consolidated Statements of Stockholders' Equity for the Fiscal
    Years Ended March 31, 1999, March 31, 2000 and
    March 31, 2001                                                         F-5

Consolidated Statements of Cash Flow for the Period From
    Incorporation on January 21, 1999 to March 31, 2001
    Year Ended March 31, 2001 and Year Ended  March 31, 2000               F-6

Notes to Consolidated Financial Statements                                 F-7


 DAVIDSON & COMPANY     Chartered Accountants    A Partnership of Incorporated Professionals
                   -----                     ------------------------------------------------




                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of
ViaVid Broadcasting Inc.
(A Development Stage Company)


We have audited the consolidated balance sheets of ViaVid Broadcasting Inc. as at March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from the start of the development stage on January 20, 1999 to March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and for the period from the start of the development stage on January 20, 1999 to March 31, 2001 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that ViaVid Broadcasting Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's losses from operations since inception raises substantial doubt as to the Company's ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing. These financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.



                                                            "DAVIDSON & COMPANY"


Vancouver, Canada                                          Chartered Accountants

May 23, 2001


                          A Member of SC INTERNATIONAL

  Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, 7Y 1G6
                                    Telephone (604) 687-0947 Fax (604) 687-6172


VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31



==============================================================================================================

                                                                                 2001                 2000
--------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash                                                                    $     51,918          $    134,540
    Accounts receivable                                                           28,330                 6,164
    Prepaid expenses                                                               9,366                13,045
                                                                            ------------          ------------

    Total current assets                                                          89,614               153,749

CAPITAL ASSETS (NOTE 5)                                                          163,290               183,740
                                                                            ------------          ------------

                                                                            $    252,904          $    337,489
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                $     54,848          $     31,794
    Due to related parties (Note 7)                                               36,044                17,780
                                                                            ------------          ------------

    Total current liabilities                                                     90,892                49,574
                                                                            ------------          ------------

STOCKHOLDERS' EQUITY
    Capital stock (Note 6)
       Authorized
          25,000,000 common shares with a par value of $0.001 per share
       Issued and outstanding
           8,113,000 common shares (2000 -  6,652,000 common shares)               8,113                 6,652
    Additional paid-in capital                                                 2,143,074             1,358,077
    Share subscriptions received in advance (Note 11)                            106,000                  --
    Deficit accumulated during the development stage                          (2,095,175)           (1,076,814)
                                                                            ------------          ------------

    Total stockholders' equity                                                   162,012               287,915
                                                                            ------------          ------------

                                                                            $    252,904          $    337,489
==============================================================================================================

NATURE OF OPERATIONS (Note 1)

SUBSEQUENT EVENTS (Note 11)

      The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS



===================================================================================================================================
                                                                      Period From
                                                                    Incorporation
                                                                               on
                                                                      January 20,
                                                                          1999 to               Year Ended               Year Ended
                                                                        March 31,                March 31,                March 31,
                                                                             2001                     2001                     2000
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE
    Broadcast and web income                                          $    87,864              $    39,784              $    44,644
                                                                      -----------              -----------              -----------


EXPENSES
    Amortization                                                           91,251                   51,702                   31,500
    Consulting                                                            762,848                  456,420                  269,614
    Equipment rental                                                       10,266                    2,502                    6,563
    Foreign exchange                                                       12,989                    8,967                    4,022
    Graphic design                                                         12,737                     --                     12,737
    Internet fees                                                          85,830                   45,401                   39,007
    Office and miscellaneous                                              149,744                   86,940                   57,204
    Professional fees                                                     186,649                   72,997                  103,721
    Rent                                                                  101,405                   46,099                   47,508
    Salaries and benefits                                                 254,995                  152,231                   98,475
    Stock based compensation                                              457,587                  119,958                  337,629
    Travel and promotion                                                   69,153                   21,839                   47,314
                                                                      -----------              -----------              -----------

                                                                        2,195,454                1,065,056                1,055,294
                                                                      -----------              -----------              -----------


Loss before other item                                                  2,107,590                1,025,272                1,010,650

OTHER ITEM
    Interest income                                                        12,415                    6,911                    5,504
                                                                      -----------              -----------              -----------


Loss for the period                                                   $(2,095,175)             $(1,018,361)             $(1,005,146)
===================================================================================================================================

Basic and diluted loss per share                                                               $     (0.14)             $     (0.16)
===================================================================================================================================

Weighted average shares outstanding                                                              7,288,729                6,241,852
===================================================================================================================================



        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



==========================================================================================================================

                                                                                                   Deficit
                                               Common Stock                           Sub-     Accumulated
                                        -----------------------   Additional    scriptions      During the
                                           Number                    Paid-in      Received     Development
                                        of Shares      Amount        Capital    in Advance           Stage         Total
--------------------------------------------------------------------------------------------------------------------------

Shares issued on acquisition
    (Note 4)                            5,100,000   $     5,100   $      --      $      --     $      --      $     5,100
Shares issued for cash                    500,000           500         4,500           --            --            5,000
Shares issued for cash                    100,000           100        49,900           --            --           50,000
Shares issued for cash                    184,000           184       183,816           --            --          184,000
Loss for the period                          --            --            --             --         (71,668)       (71,668)
                                      -----------   -----------   -----------    -----------   -----------    -----------

BALANCE AT MARCH 31, 1999               5,884,000         5,884       238,216           --         (71,668)       172,432

Shares issued for cash                    768,000           768       782,232           --            --          783,000
Stock-based compensation for
    options issued to consultants
    and non-employees                        --            --         337,629           --            --          337,629
Loss for the year                            --            --            --             --      (1,005,146)    (1,005,146)
                                      -----------   -----------   -----------    -----------   -----------    -----------

BALANCE AT MARCH 31, 2000               6,652,000         6,652     1,358,077           --      (1,076,814)       287,915

Shares issued for exercise of
    stock options                         180,000           180       179,820           --            --          180,000
Shares issued for consulting fees          75,000            75        37,425           --            --           37,500
Shares issued pursuant to a
    private placement                     740,000           740       369,260           --            --          370,000
Shares issued for finders fee
    on private placement                    4,000             4         1,996           --            --            2,000
Finders fee on private placement             --            --         (31,000)          --            --          (31,000)
Shares issued for consulting fees         312,000           312        77,688           --            --           78,000
Shares issued for exercise of
    stock options                         150,000           150        29,850           --            --           30,000
Stock-based compensation for
    options issued to consultants
    and non-employees                        --            --         119,958           --            --          119,958
Subscriptions received in advance            --            --            --          106,000          --          106,000
Loss for the year                            --            --            --             --      (1,018,361)    (1,018,361)
                                      -----------   -----------   -----------    -----------   -----------    -----------

BALANCE AT MARCH 31, 2001               8,113,000   $     8,113   $ 2,143,074    $   106,000   $(2,095,175)   $   162,012
==========================================================================================================================



        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS



=============================================================================================================
                                                               Period From
                                                             Incorporation
                                                                        on
                                                               January 20,
                                                                   1999 to       Year Ended        Year Ended
                                                                 March 31,        March 31,         March 31,
                                                                      2001             2001              2000
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                        $(2,095,175)     $(1,018,361)     $(1,005,146)
    Items not affecting cash
       Amortization                                                 91,251           51,702           31,500
       Stock based compensation                                    457,587          119,958          337,629
       Consulting fees                                             115,500          115,500             --

    Changes in non-cash working capital items
       (Increase) decrease in accounts receivable                  (28,330)         (22,166)             677
       (Increase) decrease in prepaid expenses                      (9,366)           3,679          (13,045)
       Increase in accounts payable and accrued liabilities         54,848           23,054           24,928
                                                               -----------      -----------      -----------

    Net cash used in operating activities                       (1,413,685)        (726,634)        (623,457)
                                                               -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                 (249,106)         (31,252)        (197,730)
    Acquisition of subsidiary                                         (335)            --               --
                                                               -----------      -----------      -----------

    Net cash used in investing activities                         (249,441)         (31,252)        (197,730)
                                                               -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                  1,573,000          551,000          783,000
    Subscriptions received in advance                              106,000          106,000             --
    Loans from related parties                                      36,044           18,264            9,321
                                                               -----------      -----------      -----------

    Net cash provided by financing activities                    1,715,044          675,264          792,321
                                                               -----------      -----------      -----------

CHANGE IN CASH FOR THE PERIOD                                       51,918          (82,622)         (28,866)

CASH, BEGINNING OF PERIOD                                             --            134,540          163,406
                                                               -----------      -----------      -----------

CASH, END OF PERIOD                                            $    51,918      $    51,918      $   134,540
=============================================================================================================



SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (NOTE 10)

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================

1.       NATURE OF OPERATIONS

         ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. On January 27, 1999, the Company completed the acquisition of ViaVid Broadcasting Corp. ("VBC"), a Canadian company operating in Vancouver, British Columbia, Canada.

         The Company is engaged in providing webcasting and teleconferencing services to corporate clients throughout North America. In accordance with Statement of Finance Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises", the Company is deemed to be in the development stage.


2.       GOING CONCERN

         As at March 31, 2001, the Company has an accumulated deficit of $2,095,175. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Management is of the opinion that sufficient working capital will be obtained from external financing and further share issuances to meet the Company's liabilities as they become due.

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

         ESTIMATES

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

         CASH

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         CAPITAL ASSETS

         Capital assets are recorded at cost and are amortized over their useful lives using the declining balance method at the following rates:

             Computer equipment                                 30%
             Office furniture                                   20%
             Telephone and video equipment                      20%

         ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). In accordance with SFAS 121, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. As at March 31, 2001 and 2000, the Company's analysis indicated that there was not an impairment of its long-lived assets.

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

         REVENUE RECOGNITION

         Revenue is recognized once the audio conference, filming or editing of a project has been completed.

         FOREIGN CURRENCY TRANSLATION

         The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). The Company records its operations in the Canadian subsidiary VBC, using the US dollar. Accordingly, carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         SEGMENTED INFORMATION

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company does not have any reporting requirements as defined by SFAS No. 131.

         LOSS PER SHARE

         In February 1997, the FASB issued SFAS 128, "Earnings Per Share". Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The Company is a development stage company and has recorded a loss per share. The weighted average number of shares outstanding for 2001, 7,288,729, and 2000, 6,241,852, do not include the 372,000 (2000 - Nil) warrants outstanding, the stock options of 667,000 (2000 - 642,000) and the 200,000 shares of common stock issued subsequent to March 31, 2001 nor the completed private placements, as their effect would be anti-dilutive.

         INCOME TAXES

         Income taxes are provided in accordance with SFAS 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         STOCK-BASED COMPENSATION

         SFAS 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

         The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued the SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on the derivative designation. The effective date of SFAS 133 was deferred by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133", and further amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Transactions". Since the Company does not have derivative instruments and hedging activities, pursuant to SFAS 133, there would be no impact on its financial position or the results of its operations from the adoption of this accounting policy.

4.       ACQUISITION OF VIAVID BROADCASTING CORP.

         On January 27, 1999, the Company completed the acquisition of VBC, a related company having common directors and officers. VBC is a Canadian company incorporated under the laws of British Columbia on July 26, 1994. VBC was inactive from incorporation until October 30, 1998 when it changed its name from 477504 British Columbia Ltd. to ViaVid Broadcasting Corp.

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

5.       CAPITAL ASSETS

================================================================================

                                                          Accumulated   Net Book
                                                  Cost   Amortization      Value
--------------------------------------------------------------------------------

2001
    Computer equipment                      $  153,986     $  59,402   $  94,584
    Office furniture                            12,239         3,949       8,290
    Telephone and video equipment               82,881        22,465      60,416
                                            ----------     --------- ----------

                                            $  249,106     $  85,816   $ 163,290
                                            ====================================

2000
    Computer equipment                      $  130,423     $  23,915   $ 106,508
    Office furniture                            10,739         2,064       8,675
    Telephone and video equipment               76,692         8,135      68,557
                                            ----------     ---------   ---------

                                            $  217,854     $  34,114   $ 183,740
================================================================================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================

6.       CAPITAL STOCK


         The Company issued shares of common stock for the period from incorporation on January 20, 1999 to March 31, 1999 as follows:

             In January 1999, in connection with the acquisition of VBC, the Company issued 5,100,000 shares of common stock under Regulation D, subject to Rule 144 of the Securities Act of 1933, as amended, with a value of $5,100.

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

         The Company issued shares of common stock during the year ended March 31, 2001 as follows:

             In April 2000, the Company issued 180,000 shares of common stock on the exercise of stock options and realized proceeds of $180,000.

             In July 2000, the Company issued 75,000 shares of common stock for consulting services for an agreed amount of $37,500. The shares were issued under Regulation D, subject to Rule 144 of the Securities Act of 1933, as amended.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================

6.       CAPITAL STOCK (cont'd...)

             In October 2000, the Company issued 370,000 units at $1.00 per unit pursuant to a unit offering under Regulation S of the Securities Act of 1933, as amended. Each unit consisted of two shares of common stock and one warrant to purchase an additional share of common stock at $0.50 per share until September 30, 2003. The proceeds to the Company were $341,000 (net of a finders fee paid $29,000). In addition to the offering, the Company issued 2,000 units at the same terms and conditions for payment of a finder's fee in placing part of the offering.

             In December 2000 and January 2001, the Company issued 312,000 shares of common stock for consulting services for an agreed amount of $78,000. The shares were issued under Regulation D, subject to Rule 144 of the Securities Act of 1933 as amended.

             In February 2001, the Company issued 150,000 shares of common stock on the exercise of stock options and realized proceeds of $30,000.

         WARRANTS

================================================================================

                                                    2001            2000
--------------------------------------------------------------------------------
         Balance, beginning of year                     --             --
         Issued                                     372,000            --
                                               ------------     ---------

         Balance, end of year                       372,000            --
================================================================================

         As at March 31, 2001, there were 372,000 warrants outstanding that are exercisable into 372,000 common shares at $0.50 per share until September 30, 2003.


7.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

             o $194,484 (2000 - $142,731) to three directors of the Company

             o $Nil (2000 - $22,938) to a former officer of the Company

         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties unless otherwise noted.

         Amounts due to related parties are unsecured and are non-interest bearing, therefore, the fair value of the amounts owed to the related parties are not determinable.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================


8.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

         =======================================================================

         Tax benefit of net operating loss carry forward      $      677,900
         Valuation allowance                                        (677,900)
                                                              --------------

                                                              $          --
         =======================================================================

         The Company has an operating loss carryforward of approximately $106,700 which expires in the year 2020. The Company's subsidiary, ViaVid Broadcasting Corp., has Canadian operating losses carryforward of approximately $1,280,000 which expire in the year 2008. The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty regarding realizability.


9.       STOCK-BASED COMPENSATION EXPENSE

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. No stock based compensation has resulted from the use of this standard.
         Following is a summary of the stock option activity:



===================================================================================================

                                               2001                               2000
                                   -------------------------------    -----------------------------
                                                      Weighted                           Weighted
                                                       Average                            Average
                                        Number        Exercise             Number        Exercise
                                     of Shares           Price          of Shares           Price
---------------------------------------------------------------------------------------------------

Outstanding, beginning of year         642,000        $    1.49               --             $  =-
    Granted                            715,000             0.85         1,407,000             1.81
    Forfeited                         (360,000)           (1.33)         (534,000)           (1.04)
    Exercised                         (330,000)           (0.64)         (231,000)           (1.04)
                                      --------                          ---------

Outstanding, end of year               667,000             0.55           642,000             2.72
===================================================================================================


         The weighted average fair value of options granted to employees, non-employees and consultants during the current year was approximately $0.43 (2000 - $2.76) per share.

         During the year, 427,000 stock options were repriced from $3.50 to $1.00 per share and 435,000 stock options were repriced from $1.00 per share to various prices from $0.37 to $0.20 per share. The repricing of the stock options changed the weighted average at March 31, 2000 from $2.72 to $1.49.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================


9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of options outstanding at March 31, 2001:

================================================================================

                          Outstanding Options               Exercisable Options
                  -----------------------------------      ---------------------

                               Weighted
                                Average        Weighted               Weighted
                              Remaining         Average                Average
                            Contractual        Exercise               Exercise
Exercise Price    Number           Life          Price     Number       Price
--------------------------------------------------------------------------------

$    1.00         20,000          1.8        $    1.00     20,000     $  1.00
     1.00        112,000          1.10            1.00    112,000        1.00
     0.30         95,000          1.10            0.30     95,000        0.30
     3.50         25,000          2.0             3.50     25,000        3.50
     0.30         50,000          2.0             0.30     50,000        0.30
     0.20        170,000          2.1             0.20    170,000        0.20
     0.37         20,000          2.3             0.37     20,000        0.37
     0.30          5,000          2.5             0.30      5,000        0.30
     1.00         10,000          2.7             1.00     10,000        1.00
     0.40         25,000          2.10            0.40     25,000        0.40
     0.30         15,000          2.11            0.30      6,000        0.30
     0.30        120,000          3               0.30    111,000        0.30
========================= ============== ============= =========== ============

         NON-VESTED STOCK OPTIONS

         The Company has 18,000 shares of common stock exercisable at $0.30 per share that will become fully vested nine months from March 31, 2001.

         COMPENSATION

         Had compensation cost for employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

================================================================================

                                                 2001            2000
--------------------------------------------------------------------------------

NET LOSS
    As reported                            $  (1,018,361)  $  (1,005,146)
                                           =============   =============

    Pro forma                              $  (1,058,854)  $  (1,147,834)
                                           =============   =============

BASIC AND DILUTED LOSS PER SHARE
    As reported                            $       (0.14)  $       (0.16)
                                           =============   =============

    Pro forma                              $       (0.15)  $       (0.18)
================================================================================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================


9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value were as follows:

         =======================================================================

                                                 2001              2000
         -----------------------------------------------------------------------

         Risk-free interest rate         4.300% - 6.484%%   5.554% - 6.484%%
         Expected life of the options             2 years            2 years
         Expected volatility                  50%-175.85%                50%
         Expected dividend yield                    --                   --
         =======================================================================

         The Company accounts for stock issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the emerging issues task force consensus in issued No. 96 - 18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

         The Company granted 665,000 options to third party consultants during the year ended March 31, 2001 and accordingly, the stock based compensation recognized using the Black Scholes Option pricing model was $264,907. The amount expensed during 2001 was $119,958, leaving a balance of $144,949 to be amortized. This amount can be allocated to another expense category in the accompanying consolidated statements of operations as consulting fees.


10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         =======================================================================

                                                    2001            2000
         -----------------------------------------------------------------------

         Cash paid for income taxes                $  --         $  --
         =======================================================================

         Cash paid for interest                    $  --         $  --
         =======================================================================

         The following non-cash investing and financing transactions occurred during the period ended March 31, 2001:

         a) The Company issued 387,000 shares of common stock at an agreed value of $115,500 for consulting services.

         b) The Company issued 4,000 shares of common stock at an agreed value of $2,000 as a finders fee relating to the private placement completed in October 2000.

         There were no non-cash operating, investing and financing transactions for the year ended March 31, 2000.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================


11.      SUBSEQUENT EVENTS

         The following events occurred subsequent to March 31, 2001:

         a) In May 2001, the Company issued 200,000 shares of common stock for consulting services for an agreed amount of $10,000.

         b) In May 2001, the Company completed a private placement of 1,290,000 units at $0.20 per unit and realized proceeds of $258,000 (of which $106,000 was received at March 31, 2001). Each unit consists of one share of common stock and one warrant, enabling the holder to purchase an additional share of common stock at $0.20 per share until February 28, 2004.

         c) In May 2001, the Company completed a private placement of 500,000 units at $0.05 per unit and realized proceeds of $25,000. Each unit consists of one share of common stock and one warrant enabling the holder to purchase an additional share of common stock at $0.05 per share until February 28, 2004.