Form 10QSB
period 2001-06-30
VIAVID BROADCASTING INC
filed 2001-08-14
CIK 1079110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    -------------   ---------------

     Commission File Number 0-26535

                            VIAVID BROADCASTING, INC.

        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                                       98-020-6168
---------------------------                                  -----------
(State or other jurisdiction of                              (IRS Employer
incorporation )                                              Identification No.)

3955 GRAVELEY STREET, BURNABY, BRITISH COLUMBIA              V5C 3T4
-----------------------------------------------              -------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code                604-669-0047
                                                              ------------

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
        Class                                       August 9, 2001
        -----------------------------------         -----------------

        Common Stock                                 10,453,000 shares

                         PART 1 B FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ending June 30,2001 are included with this Form 10-QSB. The unaudited financial statements for the three months ending June 30, 2001 include:

     (a) Consolidated Balance Sheet as of June 30, 2001 ("unaudited") and March 31, 2001 ("audited");

     (b) Consolidated Statement of Operations - Cumulative from Incorporation to June 30, 2001, three months ended June 30, 2001 and three months ended June 30, 2000;

     (c) Consolidated Statement of Shareholders' Equity for the period ending June 30, 2001;

     (d) Consolidated Statement of Cash Flows - Cumulative from Incorporation to June 30, 2001, three months ended June 30, 2001 and three months ended June 30, 2000;

     (e) Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending March 31, 2002.

                              FINANCIAL STATEMENTS








                            VIAVID BROADCASTING INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                  JUNE 30, 2001

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)



============================================================================================================================

                                                                                                    June 30,       March 31,
                                                                                                        2001            2001
----------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash and cash equivalents                                                                  $      21,787  $       51,918
    Amounts receivable                                                                                33,015          28,330
    Prepaid expenses                                                                                   5,208           9,366
                                                                                               -------------  --------------

    Total current assets                                                                              60,010          89,614

CAPITAL ASSETS (NOTE 5)                                                                              165,189         163,290
                                                                                               -------------  --------------

TOTAL ASSETS                                                                                   $     225,199  $      252,904
============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                                   $      39,487  $       54,848
    Due to related parties (Note 7)                                                                   36,567          36,044
                                                                                               -------------  --------------

    Total current liabilities                                                                         76,054          90,892
                                                                                               -------------  --------------

STOCKHOLDERS' EQUITY
    Capital stock (Note 6)
       Authorized
              25,000,000  common shares with a par value of $0.001 per share
       Issued and outstanding
              10,453,000  common shares (March 31, 2001 - 8,113,000 common shares)                    10,453           8,113
    Additional paid-in capital                                                                     2,502,445       2,143,074
    Share subscriptions received in advance                                                              --          106,000
    Deficit accumulated during the development stage                                              (2,363,753)     (2,095,175)
                                                                                               -------------  --------------

    Total stockholders' equity                                                                       149,145         162,012
                                                                                               -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $     225,199  $      252,904
============================================================================================================================


NATURE OF OPERATIONS (Note 1)


 The accompanying notes are an integral part of these consolidated financial statements.



VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)



=============================================================================================================================
                                                                                 Cumulative
                                                                                    Amounts
                                                                                       From
                                                                              Incorporation
                                                                                         on
                                                                                January 20,      Three Month      Three Month
                                                                                    1999 to     Period Ended     Period Ended
                                                                                   June 30,         June 30,         June 30,
                                                                                       2001             2001             2000
-----------------------------------------------------------------------------------------------------------------------------

REVENUE
    Broadcast and web income                                                  $     125,236    $      37,372     $      4,689
                                                                              -------------    -------------     ------------


EXPENSES
    Amortization                                                                    102,257           11,006           11,967
    Consulting                                                                      909,421          146,573           81,986
    Equipment rental                                                                 10,266              --               916
    Foreign exchange                                                                 13,419              430            7,676
    Graphic design                                                                   12,737              --               --
    Internet fees                                                                    90,009            4,179           15,713
    Office and miscellaneous                                                        191,265           41,521           16,864
    Professional fees                                                               196,595            9,946           11,241
    Rent                                                                            112,499           11,094           11,506
    Salaries and benefits                                                           285,855           30,860           46,250
    Stock based compensation                                                        491,298           33,711           17,287
    Travel and promotion                                                             86,475           17,322           15,182
                                                                              -------------    -------------     ------------

                                                                                  2,502,096          306,642          236,588
                                                                              -------------    -------------     ------------


                          LOSS BEFORE OTHER ITEM                                 (2,376,860)        (269,270)        (231,899)


                                OTHER ITEM
    Interest income                                                                  13,107              692            2,407
                                                                              -------------    -------------     ------------


LOSS FOR THE PERIOD                                                           $  (2,363,753)   $    (268,578)    $   (229,492)
=============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                                               $       (0.03)    $      (0.03)
=============================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING                                      8,898,054        6,772,000
=============================================================================================================================


                  The accompanying notes are an integral part of these consolidated financial statements.


VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)


====================================================================================================================================
                                                                                                             Deficit
                                                      Common Stock                               Sub-    Accumulated
                                                 -----------------------    Additional     scriptions     During the
                                                    Number                     Paid-in       Received    Development
                                                 of Shares        Amount       Capital     in Advance          Stage          Total
------------------------------------------------------------------------------------------------------------------------------------
    Shares issued on acquisition
       (Note 4)                                  5,100,000   $     5,100   $      --      $      --      $      --      $     5,100
    Shares issued for cash                         500,000           500         4,500           --             --            5,000
    Shares issued for cash                         100,000           100        49,900           --             --           50,000
    Shares issued for cash                         184,000           184       183,816           --             --          184,000
    Loss for the period                               --            --            --             --          (71,668)       (71,668)
                                               -----------   -----------   -----------    -----------    -----------    -----------

BALANCE AT MARCH 31, 1999                        5,884,000         5,884       238,216           --          (71,668)       172,432

    Shares issued for cash                         768,000           768       782,232           --             --          783,000
    Stock-based compensation for
       options issued to consultants
       and non-employees                              --            --         337,629           --             --          337,629
    Loss for the year                                 --            --            --             --       (1,005,146)    (1,005,146)
                                               -----------   -----------   -----------    -----------    -----------    -----------

BALANCE AT MARCH 31, 2000                        6,652,000         6,652     1,358,077           --       (1,076,814)       287,915

    Shares issued for exercise of stock
       Options                                     180,000           180       179,820           --             --          180,000
    Shares issued for consulting fees               75,000            75        37,425           --             --           37,500
    Shares issued pursuant to a                    740,000           740       369,260           --             --          370,000
       private placement
    Shares issued for finders fee on
       private placement                             4,000             4         1,996           --             --            2,000
    Finders fee on private placement                  --            --         (31,000)          --             --          (31,000)
    Shares issued for consulting fees              312,000           312        77,688           --             --           78,000
    Shares issued for exercise of
       stock options                               150,000           150        29,850           --             --           30,000
    Stock-based compensation for
       options issued to consultants
       and non-employees                              --            --         119,958           --             --          119,958
    Subscriptions received in advance                 --            --            --          106,000           --          106,000
    Loss for the year                                 --            --            --             --       (1,018,361)    (1,018,361)
                                               -----------   -----------   -----------    -----------    -----------    -----------

BALANCE AT MARCH 31, 2001                        8,113,000   $     8,113   $ 2,143,074    $   106,000    $(2,095,175)   $   162,012

    Subscriptions received in advance                 --            --            --         (106,000)          --         (106,000)
    Shares issued for cash                       1,290,000         1,290       256,710           --             --          258,000
    Shares issued for consulting fees              200,000           200         9,800           --             --           10,000
    Shares issued for consulting fees              350,000           350        34,650           --             --           35,000
    Shares issued for cash                         500,000           500        24,500           --             --           25,000
    Stock-based compensation for
       options issued to consultants
       and non-employees                              --            --          33,711           --             --           33,711
    Loss for the period                               --            --            --             --         (268,578)      (268,578)
                                               -----------   -----------   -----------    -----------    -----------    -----------

      BALANCE AT JUNE 30, 2001                  10,453,000   $    10,453   $ 2,502,445    $      --      $(2,363,753)   $   149,145
====================================================================================================================================
                       The accompanying notes are an integral part of these consolidated financial statements.


VIAVID BROADCASTING INC.
(A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in United States Dollars)
(Unaudited)



====================================================================================================================================

                                                                                     Cumulative
                                                                                        Amounts
                                                                                           From
                                                                                  Incorporation
                                                                                             on
                                                                                    January 20,       Three Month       Three Month
                                                                                        1999 to      Period Ended      Period Ended
                                                                                       June 30,          June 30,          June 30,
                                                                                           2001              2001              2000
------------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                             $(2,363,753)      $  (268,578)      $  (229,492)
    Items not affecting cash:
       Amortization                                                                     102,257            11,006            11,967
       Stock based compensation                                                         491,298            33,711            17,287
       Consulting fees                                                                  160,500            45,000              --

    Changes in non-cash working capital items:
       Increase in amounts receivable                                                   (33,015)           (4,685)           (3,437)
       (Increase) decrease in prepaid expenses                                           (5,208)            4,158             2,654
       Increase(decrease) in accounts payable and accrued liabilities                    39,487           (15,361)           (5,087)
                                                                                    -----------       -----------       -----------

    Net cash used in operating activities                                            (1,608,434)         (194,749)         (206,108)
                                                                                    -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                                      (262,011)          (12,905)           (3,522)
    Acquisition of subsidiary                                                              (335)             --                --
                                                                                    -----------       -----------       -----------

    Net cash used in investing activities                                              (262,346)          (12,905)           (3,522)
                                                                                    -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                       1,856,000           283,000           180,000
    Subscriptions received in advance                                                      --            (106,000)             --
    Loans (repayments) from related parties                                              36,567               523            (6,950)
                                                                                    -----------       -----------       -----------

    Net cash provided by financing activities                                         1,892,567           177,523           173,050
                                                                                    -----------       -----------       -----------

                      CHANGE IN CASH FOR THE PERIOD                                      21,787           (30,131)          (36,580)

              CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               --              51,918           134,540
                                                                                    -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    21,787       $    21,787       $    97,960
====================================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 10)

                       The accompanying notes are an integral part of these consolidated financial statements.


VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2001

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


2.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive loss, changes in stockholders' equity and cash flows at June 30, 2001 and for the periods there ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2001. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.

3.       GOING CONCERN

         As at June 30, 2001, the Company has an accumulated deficit of $2,363,753. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Management is of the opinion that sufficient working capital will be obtained from external financing and further share issuances to meet the Company's liabilities as they become due.

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

4.       SIGNIFICANT ACCOUNTING POLICIES

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2001

================================================================================



4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, VBC. All significant inter-company balances and transactions have been eliminated.


         CASH AND CASH EQUIVALENTS

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


         ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). In accordance with SFAS 121, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. As at June 30, 2001, the Company's analysis indicated that there was not an impairment of its long-lived assets.


         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, amounts receivable, accounts payable and accrued liabilities and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2001

================================================================================


4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         REVENUE RECOGNITION


         Revenue is recognized once the audio conference, filming or editing of a project has been completed and collection is reasonably assured.


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



         LOSS PER SHARE


         In February 1997, the FASB issued SFAS 128, "Earnings Per Share". Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The Company is a development stage company and has recorded a loss per share. The weighted average number of shares outstanding at June 30, 2001 of 8,898,054 (2000 - 6,772,000), do not include the 2,162,000 (2000 - Nil)
         warrants outstanding, the stock options of 822,000 (2000 - 837,000) as their effect would be anti-dilutive.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2001

================================================================================


4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2001

================================================================================

5.       CAPITAL ASSETS


   =============================================================================

                                                      Accumulated     Net Book
                                             Cost    Amortization        Value
   -----------------------------------------------------------------------------

   JUNE 30, 2001
      Computer equipment                 $166,329        $ 66,959     $ 99,370
      Office furniture                     12,239           4,364        7,875
      Telephone and video equipment        83,444          25,500       57,944
                                         --------        --------     --------

                                         $262,012        $ 96,823     $165,189
                                         ========        ========     ========


  MARCH 31, 2000
      Computer equipment                 $153,986        $ 59,402     $ 94,584
      Office furniture                     12,239           3,949        8,290
      Telephone and video equipment        82,881          22,465       60,416
                                         --------        --------     --------

                                         $249,106        $ 85,816     $163,290
   =============================================================================

6.       CAPITAL STOCK

         The Company issued shares of common stock during the three month period ended June 30, 2001 as follows:

             In April 2001, the Company issued 200,000 shares of common stock for consulting services for an agreed amount of $10,000. The shares were issued under Regulation S-8, of the Securities Act of 1933, as amended.

             In June 2001, the Company issued 1,290,000 units at $0.20 per unit pursuant to a unit offering under Regulation S of the Securities Act of 1933, as amended. Each unit consisted of one share of common stock and one warrant enabling the holder to purchase an additional share of common stock at $0.20 per share until February 28, 2004. The proceeds to the Company were $258,000.

             In June 2001, the Company issued 350,000 shares of common stock for consulting services for an agreed amount of $35,000. The shares were issued under Regulation S, subject to Rule 144 of the Securities Act of 1933, as amended.

             In June 2001, the Company issued 500,000 shares of common stock under Regulation S, subject to Rule 144 of the Securities Act of 1933, as amended, and realized proceeds of $25,000. Each unit consisted of one share of common stock and one warrant enabling the holder to purchase an additional share of common stock at $0.05 per share until February 28, 2004.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2001

================================================================================



6.       CAPITAL STOCK (cont'd.....)

         WARRANTS

   =============================================================================

   Balance, March 31, 2001                             372,000
       Issued during the period                      1,790,000
                                                     ---------

   Balance, June 30, 2001                            2,162,000
   =============================================================================

         As at June 30, 2001, there were 372,000 warrants outstanding that are exercisable into 372,000 common shares at $0.50 per share until September 30, 2003, 1,290,000 warrants outstanding that are exercisable into 1,290,000 common shares at $0.20 per share until February 28, 2004 and 500,000 warrants outstanding that are exercisable into 500,000 common shares at $0.05 per share until February 28, 2004.

7.       RELATED PARTY TRANSACTIONS

         During the period, the Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

             o $43,794 (2000 - $45,418) to three directors of the Company

             o $Nil (2000 - $8,074) to a former officer of the Company

         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties unless otherwise noted.

         Amounts due to related parties are unsecured and are non-interest bearing, therefore, the fair value of the amounts owed to the related parties are not determinable.

8.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

   =============================================================================

                                                        June 30,      March 31,
                                                            2001           2001

   Tax benefit of net operating loss carry forward   $   803,700    $   677,900
   Valuation allowance                                  (803,700)      (677,900)
                                                     -----------    -----------

                                                     $      --      $      --
   =============================================================================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2001

================================================================================

8.       INCOME TAXES (cont'd.....)

         The Company has an operating loss carryforward of approximately $106,700 which expires in the year 2020. The Company's subsidiary, ViaVid Broadcasting Corp., has Canadian operating losses carryforwards of approximately $1,280,000 which expire in the year 2008. The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty regarding realizability.


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


         Following is a summary of the stock option activity:


   =====================================================================

                                                             Weighted
                                                              Average
                                              Number         Exercise
                                           of Shares            Price
   ---------------------------------------------------------------------

   Outstanding at March 31, 2000             642,000        $    1.49
       Granted                               715,000             0.85
       Forfeited                            (360,000)           (1.33)
       Exercised                            (330,000)           (0.64)
                                           ---------

   Outstanding at March 31, 2001             667,000             0.55
       Granted                               155,000             0.20
       Forfeited                                 --               --
       Exercised                                 --               --
                                           ---------

   Outstanding, June 30, 2001                822,000             0.48
   =====================================================================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2001

================================================================================

9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         The weighted average fair value of options granted to employees, non-employees and consultants during the three month period ended June 30, 2001 was approximately $0.16 (2000 - $1.45) per share.

         During the three month period ended June 30, 2001, no stock options were repriced. During the three month period ended June 30, 2000, 302,000 stock options were repriced from $3.50 per share to $1.00 per share.

         Following is a summary of the status of options outstanding at June 30, 2001:




===============================================================================================

                                    Outstanding Options                    Exercisable Options
                       ----------------------------------------          ----------------------

                                    Weighted
                                     Average         Weighted                         Weighted
                                   Remaining          Average                          Average
                                 Contractual         Exercise                         Exercise
Exercise Price           Number         Life            Price            Number          Price
-----------------------------------------------------------------------------------------------
$    1.00                20,000          1.4        $    1.00            20,000        $  1.00
     1.00               112,000          1.6             1.00           112,000           1.00
     0.30                95,000          1.6             0.30            95,000           0.30
     3.50                25,000          1.7             3.50            25,000           3.50
     0.30                50,000          1.8             0.30            50,000           0.30
     0.20               170,000          1.9             0.20           170,000           0.20
     0.37                20,000          2.0             0.37            20,000           0.37
     0.30                 5,000          2.2             0.30             5,000           0.30
     1.00                10,000          2.3             1.00            10,000           1.00
     0.40                25,000          2.5             0.40            25,000           0.40
     0.30                15,000          2.6             0.30             9,000           0.30
     0.30               120,000          2.8             0.30           114,000           0.30
     0.20               150,000          2.8             0.20           150,000           2.80
     0.30                 5,000          2.9             0.30             5,000           2.90
===============================================================================================



         NON-VESTED STOCK OPTIONS

         The Company has 12,000 shares of common stock exercisable at $0.30 per share that will become fully vested six months from June 30, 2001.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2001

================================================================================


9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         COMPENSATION

         Had compensation cost for employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:


   ========================================================================
                                              Three Month       Three Month
                                             Period Ended      Period Ended
                                                 June 30,          June 30,
                                                     2001              2000

   NET LOSS
       As reported                           $  (268,578)      $   (229,492)
                                             ==============================

       Pro forma                             $  (269,373)      $   (249,886)
                                             ==============================


   BASIC AND DILUTED LOSS PER SHARE
       As reported                           $     (0.03)      $      (0.04)
                                             ==============================


       Pro forma                             $     (0.03)      $      (0.04)
   ========================================================================


         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:


   =========================================================================
                                             Three Month         Three Month
                                            Period Ended        Period Ended
                                                June 30,            June 30,
                                                    2001                2000
   -------------------------------------------------------------------------

   Risk-free interest rate               4.300% - 4.327%    5.554% - 6.484%%
   Expected life of the options                  2 years             2 years
   Expected volatility                 180.41% - 191.78%                 50%
   Expected dividend yield                         --                  --
   =========================================================================


         The Company accounts for stock issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in issued No. 96 - 18 ("EITF 96-18") "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JUNE 30, 2001

================================================================================


9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         The Company granted 150,000 options to third party consultants during the three month period ended June 30, 2001 and accordingly, the stock based compensation recognized using the Black Scholes Option pricing model was $24,192. The amount expensed during the three month period ended June 30, 2001 was $33,711, which included stock-based compensation of $3,024 from the three month period ended June 30, 2001 and unamortized balance of $30,687 from the prior periods. Unamortized balance at June 30, 2001 totaled $135,360 which will be amortized to expense over the remaining term of consultants' services which range over a term of one to two years.


10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         ==========================================================

                                        Three Month     Three Month
                                       Period Ended    Period Ended
                                           June 30,        June 30,
                                               2001            2000
         ----------------------------------------------------------

         Cash paid for income taxes         $   --        $ --
         ==========================================================

         Cash paid for interest             $   --        $ --
         ==========================================================

         The following non-cash investing and financing transactions occurred during the period from April 1, 2001 to June 30, 2001:

         a) The Company issued 550,000 shares of common stock at an agreed value of $45,000 for consulting services.

         There were no non-cash, investing and financing transactions during the period from April 1, 2000 to June 30, 2000.

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


RESULTS OF OPERATIONS

REVENUES. Our revenues were $37,372 for the three month period ending June 30, 2001, compared to revenues of $4,689 for the period June 30,2000. Our revenues for the year ended March 31, 2001 were $39,784. Our revenues were achieved primarily from webcasting, teleconferencing and our ViaVision services. Our revenues have increased from the period ended March 31, 2001 due to our new teleconferencing services that we now provide to clients.

Our revenues are minimal in comparison to our operating expenses as the Company is currently in the start-up phase of its operations. We are attempting to increase our future revenues by completing our plan of operations, as discussed below. In addition, we are now providing our clients with additional services.

OPERATING EXPENSES. Our operating expenses were $306,642 for the three month period ending June 30, 2001, compared to operating expenses of $236,558 for the three months ending June 30, 2000. The increase in operating expenses during this quarter was due to additional equipment purchased and expenses incurred to provide our new services to our clients. We will continue to have increases in operating expenses in connection with providing these new services to our clients.

NET LOSS. Our net loss was $268,578, or $0.03 per share, for the three months ending June 30, 2001. Our net loss was $229,492, or $0.03 per share, for the three months ended June 30, 2000. Our net loss reflects the fact that we have not earned significant revenues to date.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations to date have been financed principally through sales of our equity securities.

         We had cash of $21,787 as of June 30, 2001 compared to cash of $97,960 as of June 30, 2000.

         During the period April 1, 2001 to June 30, 2001, we realized net proceeds of $283,000 from the sales of our equity securities. These proceeds were used to finance our operating activities.

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


                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through June 30, 2001 are $125,236. Our total losses since inception through June 30, 2001 are $2,363,753. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

            FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2001 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to obtain additional financing. At June 30, 2001, we had current assets of $60,010 and current liabilities of $76,054. In order to meet our Plan of Operations, we will need to raise additional capital. Our budget for the year ending March 31, 2002 calls for us to raise an additional $1,000,000 in capital during the year ending March 31, 2002. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the three month period ended June 30, 2001, we incurred a loss of $269,270 on revenues of $37,372. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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



                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In June 2001, the Company issued and sold an aggregate of 1,790,000 units of securities for $0.20 per unit exempt under Regulations D and S from the registration requirements of the Securities Act of 1933, as amended. Each unit consisted of one share of common stock and one warrant enabling the holder to purchase an additional share of common stock. Of the 1,790,000 warrants issued, 1,290,000 are exercisable at $0.20 per share and 500,000 are exercisable at $0.05 per share. All of the warrants expire on February 28, 2004. The total proceeds to the Company were $283,000. Except for one purchaser, all were "Non-U.S. Persons". Each purchaser represented to the Registrant that the purchaser was an "accredited investor" as defined under Regulation D. Each purchaser also represented his intention to acquire the securities for investment only and not with a view to distribution. Legends were affixed to the stock certificates and stop transfer instructions instituted. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved

In June 2001, the Company issued 350,000 shares of common stock were issued for consulting services for an agreed amount of $35,000. The issuance of these shares was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended. The consultant represented his intention to acquire the securities for investment only and not with a view to distribution. A legend was affixed to the stock certificate and stop transfer instructions instituted.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               Exhibit Number    Description

               None

         (b)   Reports on Form 8-K

               The Registrant did not file any current reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 13, 2001                  By:
                                                /s/ Brian Kathler
                                                -------------------------------
                                                President
                                                (Principal Executive Officer and
                                                Principal Accounting Officer)