Form 10QSB
period 2001-09-30
VIAVID BROADCASTING INC
filed 2001-11-13
CIK 1079110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding as of
                           Class                             November 6, 2001
                           --------------------------        -----------------

                           Common Stock                      11,773,000 shares

                         PART 1 B FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ending September 30,2001 are included with this Form 10-QSB. The unaudited financial statements for the six months ending September 30, 2001 include:

   (a) Consolidated Balance Sheet as of September 30, 2001 ("unaudited") and March 31, 2001 ("audited");

   (b)   Consolidated Statement of Operations - Cumulative from
         Incorporation to September 30, 2001, six months ended
         September 30, 2001, six months ended September 30, 2000, three months ended September 30, 2001 and three months ended
         September 30, 2000;

   (c) Consolidated Statement of Shareholders' Equity for the period ending September 30, 2001;

   (d)   Consolidated Statement of Cash Flows - Cumulative from
         Incorporation to September 30, 2001, six months ended
         September 30, 2001 and six months ended September 30, 2000;

   (e)   Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending March 31, 2002.

                              FINANCIAL STATEMENTS











                            VIAVID BROADCASTING INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)



================================================================================

                                                SEPTEMBER 30,        MARCH 31,
                                                    2001               2001
--------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash and cash equivalents                   $   125,006        $    51,918
    Accounts receivable                              45,997             28,330
    Prepaid expenses                                  4,452              9,366
                                                -----------        -----------
    Total current assets                            175,455             89,614

CAPITAL ASSETS (NOTE 5)                             154,549            163,290
                                                -----------        -----------

                 TOTAL ASSETS                   $   330,004        $   252,904
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities     $  106,417        $    54,848
    Due to related parties                           90,933             36,044
                                                 ----------        -----------

    Total current liabilities                       197,350             90,892
                                                 ----------        -----------

STOCKHOLDERS' EQUITY
    Capital stock (Note 6)
       Authorized
           25,000,000 common shares with a par
           value of $0.001 per share
       Issued
           10,453,000 common shares (8,113,000
           at March 31, 2001)                        10,453              8,113
    Additional paid-in capital                    2,529,001          2,143,074
    Share subscriptions received in advance         123,314            106,000
    Deficit accumulated during the
    development stage                            (2,530,114)        (2,095,175)
                                                 -----------       -----------

    Total stockholders' equity                      132,654            162,012
                                                 ----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  330,004        $   252,904
================================================================================

    NATURE OF OPERATIONS (NOTE 1)




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)


==============================================================================================================================

                                               CUMULATIVE
                                                  AMOUNTS
                                                     FROM
                                            INCORPORATION
                                                       ON
                                              JANUARY 20,      THREE MONTH      THREE MONTH        SIX MONTH        SIX MONTH
                                                  1999 TO     PERIOD ENDED     PERIOD ENDED     PERIOD ENDED     PERIOD ENDED
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                     2001             2001             2000             2001             2000
------------------------------------------------------------------------------------------------------------------------------


REVENUE
    Broadcast and web income              $       181,105  $        55,869  $         4,069  $        93,241  $         8,758
                                          ---------------  ---------------  ---------------  ---------------  ---------------

EXPENSES
    Amortization                                  113,277           11,020           11,998           22,026           23,965
    Consulting                                    983,159           73,738           99,907          220,311          181,893
    Equipment rental                               10,549              283              685              283            1,601
    Foreign exchange                               12,074           (1,345)             898             (915)           8,574
    Graphic design                                 12,737               --               --               --               --
    Internet fees                                  94,419            4,410           12,140            8,589           27,853
    Office and miscellaneous                      226,024           34,759           10,071           76,280           26,935
    Professional fees                             233,143           36,548           23,699           46,494           34,940
    Rent                                          120,841            8,342            7,658           19,436           19,164
    Salaries and benefits                         313,052           27,197           44,982           58,057           91,232
    Stock based compensation                      533,679           42,381           17,288           76,092           34,575
    Travel and promotion                           71,430              780              734            2,277           15,916
                                          ---------------  ---------------  ---------------  ---------------  ---------------

                                                2,724,384          238,113          230,060          528,930          466,648
                                          ---------------  ---------------  ---------------  ---------------  ---------------

         LOSS BEFORE OTHER ITEM                (2,543,279)        (182,244)        (225,991)        (435,689)        (457,890)

               OTHER ITEM
    Interest income                                13,165               58            1,208              750            3,615
                                          ---------------  ---------------  ---------------  ---------------  ---------------

LOSS FOR THE PERIOD                       $    (2,530,114) $      (182,186) $      (224,783) $      (434,939) $      (454,275)
==============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                           $        (0.02)  $        (0.03)  $        (0.04)  $        (0.07)
==============================================================================================================================

WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                                 10,453,000        6,902,000        9,775,000        6,855,000
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

==============================================================================================================================

                                              COMMON STOCK                                             DEFICIT
                                       ----------------------------                         SUB-   ACCUMULATED
                                                                       ADDITIONAL     SCRIPTIONS    DURING THE
                                              NUMBER                      PAID-IN       RECEIVED   DEVELOPMENT
                                           OF SHARES        AMOUNT        CAPITAL     IN ADVANCE         STAGE          TOTAL
------------------------------------------------------------------------------------------------------------------------------
    Shares issued on acquisition          5,100,000   $      5,100  $         --    $        --   $          --   $    5,100
    Shares issued for cash                  500,000            500         4,500             --              --        5,000
    Shares issued for cash                  100,000            100        49,900             --              --       50,000
    Shares issued for cash                  184,000            184       183,816             --              --      184,000
    Loss for the period                          --             --            --             --         (71,668)     (71,668)
                                       ------------   ------------  ------------   ------------   ------------  ------------

BALANCE AT MARCH 31, 1999                 5,884,000          5,884       238,216             --        (71,668)      172,432

    Shares issued for cash                  768,000            768       782,232             --             --       783,000
    Stock-based compensation for
       options issued to consultants
       and non-employees                         --             --       337,629             --             --       337,629
    Loss for the year                            --             --            --             --     (1,005,146)   (1,005,146)
                                       ------------   ------------  ------------   ------------   ------------  ------------

BALANCE AT MARCH 31, 2000                 6,652,000          6,652     1,358,077             --     (1,076,814)      287,915

    Shares  issued  for  exercise  of
      stock options                         180,000            180       179,820             --             --       180,000
    Shares issued for consulting fees        75,000             75        37,425             --             --        37,500
    Shares  issued  pursuant to a
      private  placement                    740,000            740       369,260             --             --       370,000
    Shares issued for finders fee on
       private placement                      4,000              4         1,996             --             --         2,000
    Finders fee on private placement             --             --       (31,000)            --             --       (31,000)
    Shares issued for consulting fees       312,000            312        77,688             --             --        78,000
    Shares issued for exercise of
       stock options                        150,000            150        29,850             --             --        30,000
    Stock-based compensation for
       options issued to consultants
       and non-employees                         --             --       119,958             --             --       119,958
    Subscriptions received in advance            --             --            --        106,000             --       106,000
    Loss for the year                            --             --            --             --     (1,018,361)   (1,018,361)
                                       ------------   ------------  ------------   ------------   ------------  ------------

                                  - continued -




              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================

                                              COMMON STOCK                                             DEFICIT
                                       ----------------------------                         SUB-   ACCUMULATED
                                                                       ADDITIONAL     SCRIPTIONS    DURING THE
                                              NUMBER                      PAID-IN       RECEIVED   DEVELOPMENT
                                           OF SHARES        AMOUNT        CAPITAL     IN ADVANCE         STAGE          TOTAL
------------------------------------------------------------------------------------------------------------------------------


Continued...
BALANCE AT MARCH 31, 2001                 8,113,000          8,113     2,143,074       106,000     (2,095,175)      162,012

    Subscriptions received in advance            --             --            --      (106,000)            --      (106,000)
    Shares issued for cash                1,290,000          1,290       256,710            --             --       258,000
    Finders fee on private placement             --             --       (15,825)           --             --       (15,825)
    Shares issued for consulting fees       200,000            200         9,800            --             --        10,000
    Shares issued for consulting fees       350,000            350        34,650            --             --        35,000
    Shares issued for cash                  500,000                                         --             --        25,000
                                                               500        24,500
    Subscriptions received in advance            --             --            --       123,314             --       123,314
    Stock-based compensation for
       options issued to consultants
       and non-employees                         --             --        76,092            --             --        76,092
    Loss for the period                          --             --            --            --       (434,939)     (434,939)
                                       ------------   ------------  ------------   ------------   ------------  ------------

    BALANCE AT SEPTEMBER 30, 2001        10,453,000   $     10,453  $  2,529,001   $   123,314   $ (2,530,114) $    132,634
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

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)


==============================================================================================================================

                                                                                 CUMULATIVE
                                                                                    AMOUNTS
                                                                                       FROM
                                                                              INCORPORATION
                                                                                         ON
                                                                                JANUARY 20,        SIX MONTH        SIX MONTH
                                                                                    1999 TO     PERIOD ENDED     PERIOD ENDED
                                                                              SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                                       2001             2001             2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                    $    (2,530,114)      $  (434,939)      $  (454,275)
    Items not affecting cash:
       Amortization                                                                113,277            22,026            23,965
       Stock based compensation                                                    533,679            76,092            34,575
       Consulting fees                                                             160,500            45,000            37,500

    Changes in non-cash working capital items:
       Increase in accounts receivable                                             (45,997)          (17,667)           (1,538)
       (Increase) decrease in prepaid expenses                                      (4,452)            4,914            (6,330)
       Increase in accounts payable and accrued liabilities                        106,417            51,569             5,473
                                                                                -----------      -----------       -----------

    Net cash used in operating activities                                       (1,666,690)         (253,005)         (360,630)
                                                                                -----------      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                                 (262,391)          (13,285)           (4,387)
    Acquisition of subsidiary                                                         (335)               --                --
                                                                                -----------      -----------       -----------

    Net cash used in investing activities                                         (262,726)          (13,285)           (4,387)
                                                                                -----------      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued, net of finders' fee                             1,840,175           267,175           394,500
    Subscriptions received in advance                                              123,314            17,314                --
    Loans from related parties                                                      90,933            54,889            19,533
                                                                                -----------      -----------       -----------

    Net cash provided by financing activities                                    2,054,422           339,378           414,033
                                                                                -----------      -----------       -----------

            CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                     125,006            73,088            49,016

              CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            --            51,918           134,540
                                                                                -----------      -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  125,006       $   125,006       $   183,556
===============================================================================================================================
    SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (NOTE 10)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================

1.       NATURE OF OPERATIONS

         ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. On January 27, 1999, the Company completed the acquisition of ViaVid Broadcasting Corp. ("VBC"), a Canadian company operating in Vancouver, British Columbia, Canada.

         The Company is engaged in providing webcasting and teleconferencing services to corporate clients throughout North America. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises", the Company is deemed to be in the development stage.


2.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at September 30, 2001 and for the period then ended have been made. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2001. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002.


3.       GOING CONCERN

         As at September 30, 2001, the Company has an accumulated deficit of $2,530,114. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Management is of the opinion that sufficient working capital will be obtained from external financing and further share issuances to meet the Company's liabilities as they become due.

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


4.       SIGNIFICANT ACCOUNTING POLICIES

         Estimates

         In preparing these consolidated financial statements in conformity with United States generally accepted accounting principles, management was required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results in future periods could be different from these estimates made in the current period. The following is a summary of the significant accounting policies of the
         Company:

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


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


         ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         Under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. As at September 30, 2001, the Company's analysis indicated that there was not an impairment of its long-lived assets.


         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         REVENUE RECOGNITION

         Revenue is recognized once the audio conference, filming or editing of a project has been completed and collection is reasonably assured.

         FOREIGN CURRENCY TRANSLATION

         The Company accounts for foreign currency transactions and translation of foreign currency financial statements under SFAS No. 52, "Foreign Currency Translation". The Company records its operations in the Canadian subsidiary VBC, using the US dollar. Accordingly, carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

         SEGMENTED INFORMATION

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company does not have any reporting requirements as defined by SFAS No. 131.

         LOSS PER SHARE

         Under SFAS 128, "Earnings per Share", basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The Company is a development stage company and has recorded a loss per share. The weighted average number of shares outstanding at September 30, 2001 of 9,775,000 (2000 - 6,855,000), do
         not include the 2,162,000 (2000 - 230,000) warrants outstanding, the stock options of 922,000 (2000 - 784,000) and the 1,320,000 shares of common stock issued subsequent to September 30, 2001 as their effect would be anti-dilutive.

         INCOME TAXES

         Income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================



4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         STOCK-BASED COMPENSATION


         SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS No.
         123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.


         The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".


         NEW ACCOUNTING PRONOUNCEMENTS


         In June, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is required to be adopted effective January 1, 2002.


         The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


5.       CAPITAL ASSETS


=====================================================================================================================

                                                                                         ACCUMULATED        NET BOOK
                                                                                 COST   AMORTIZATION           VALUE
---------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 2001

    Computer equipment                                                 $      166,711  $       74,530 $       92,181
    Office furniture                                                           12,239           4,778          7,461
    Telephone and video equipment                                              83,444          28,537         54,907
                                                                       --------------  -------------- --------------

                                                                       $      262,394  $      107,845 $      154,549
                                                                       =============== ============== ===============
MARCH 31, 2001

    Computer equipment                                                 $      153,986  $       59,402 $       94,584
    Office furniture                                                           12,239           3,949          8,290
    Telephone and video equipment                                              82,881          22,465         60,416
                                                                       --------------  -------------- --------------

                                                                       $      249,106  $       85,816 $      163,290
=====================================================================================================================


6.       CAPITAL STOCK


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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================

6.       CAPITAL STOCK (cont'd.....)

         WARRANTS

=====================================================================================================================

                                                                                                 2001            2000
---------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                                                              372,000             --
    Issued during the period                                                                1,790,000        230,000
                                                                                       -------------- --------------

Balance, end of the period                                                                  2,162,000        230,000
====================================================================================== ============== ===============

         As at September 30, 2001, there were 372,000 warrants outstanding that are exercisable into 372,000 common shares at $0.50 per share until September 30, 2003, 1,290,000 warrants outstanding that are exercisable into 1,290,000 common shares at $0.20 per share until February 28, 2004 and 500,000 warrants outstanding that are exercisable into 500,000 common shares at $0.05 per share until February 28, 2004.


7.       RELATED PARTY TRANSACTIONS

         During the period, the Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

             o $87,456 (2000 - $90,774) to three directors of the Company
             o $Nil (2000 - $16,137) to a former officer of the Company

         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties unless otherwise noted.

         Amounts due to related parties are unsecured and are non-interest bearing, therefore, the fair value of the amounts owed to the related parties is not determinable.

8.       INCOME TAXES

         The Company's total deferred tax asset is as follows:


=====================================================================================================================

                                                                                      SEPTEMBER 30,         MARCH 31,
                                                                                               2001              2001
---------------------------------------------------------------------------------------------------------------------

Tax benefit of net operating loss carry forward                                     $       820,979  $       677,900
Valuation allowance                                                                        (820,979)        (677,900)
                                                                                    ---------------  ---------------

                                                                                    $            --  $            --
=====================================================================================================================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


8.       INCOME TAXES (cont'd.....)


         The Company has an operating loss carryforward of approximately $314,000 which expires in the year 2020. The Company's subsidiary, ViaVid Broadcasting Corp., has Canadian operating losses carryforwards of approximately $1,280,000 which expire in the year 2008. The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty regarding realizability.


9.       STOCK-BASED COMPENSATION EXPENSE


         SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. No stock based compensation has resulted from the use of this standard.


         Following is a summary of the stock option activity:

=====================================================================================================================

                                                                                                            WEIGHTED
                                                                                                             AVERAGE
                                                                                              NUMBER        EXERCISE
                                                                                           OF SHARES           PRICE
---------------------------------------------------------------------------------------------------------------------

Outstanding at March 31, 2000                                                               642,000   $         1.49
    Granted                                                                                 715,000             0.85
    Forfeited                                                                              (360,000)           (1.33)
    Exercised                                                                              (330,000)           (0.64)
                                                                                      -------------

Outstanding at March 31, 2001                                                               667,000             0.55
    Granted                                                                                 320,000             0.21
    Forfeited                                                                               (65,000)           (0.03)
    Exercised                                                                                    -                -
                                                                                      -------------

Outstanding, September 30, 2001                                                             922,000             0.45
=====================================================================================================================


VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================



9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)


         The weighted average fair value of options granted to employees, non-employees and consultants during the six month period ended September 30, 2001 was approximately $0.45 (2000 - $0.46) per share.


         During the six month period ended September 30, 2001, no stock options were repriced. During the six month period ended September 30, 2000, 302,000 stock options were repriced from $3.50 per share to $1.00 per share.


         Following is a summary of the status of options outstanding at September 30, 2001:


=====================================================================================================================

                                                  Outstanding Options                         Exercisable Options
                                            -------------------------------              ----------------------------

                                                           Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
---------------------------------------------------------------------------------------------------------------------

$    1.00                                     20,000          1.15       $    1.00            20,000        $  1.00
     0.30                                    207,000          1.30            0.30           207,000           0.30
     3.50                                     25,000          1.42            3.50            25,000           3.50
     0.30                                     50,000          1.53            0.30            50,000           0.30
     0.20                                    170,000          1.62            0.20           170,000           0.20
     0.37                                     20,000          1.72            0.37            20,000           0.37
     1.00                                     10,000          2.01            1.00            10,000           1.00
     0.40                                     25,000          2.27            0.40            25,000           0.40
     0.30                                     15,000          2.34            0.30            12,000           0.30
     0.30                                     55,000          2.47            0.30            55,000           0.30
     0.30                                     10,000          2.50            0.30            10,000           0.30
     0.20                                    150,000          2.52            0.20           150,000           0.20
     0.30                                     15,000          2.75            0.30             6,000           0.30
     0.20                                    150,000          2.98            0.20           150,000           0.20
=====================================================================================================================


         NON-VESTED STOCK OPTIONS

         The Company has 12,000 stock options exercisable at $0.30 per share that will become fully vested by April ,2002.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)


         COMPENSATION


         Had compensation cost for employees been recognized on the basis of fair value pursuant to SFAS No. 123, net loss and loss per share would have been adjusted as follows:


=====================================================================================================================

                                                                                         Six Month         Six Month
                                                                                      Period Ended      Period Ended
                                                                                     September 30,     September 30,
                                                                                              2001              2000
---------------------------------------------------------------------------------------------------------------------

NET LOSS
    As reported                                                                    $      (434,939) $      (454,275)
                                                                                   ================ =================

    Pro forma                                                                      $      (437,031) $      (474,669)
                                                                                   ================ =================

BASIC AND DILUTED LOSS PER SHARE
    As reported                                                                    $         (0.04) $         (0.07)
                                                                                   ================ =================

    Pro forma                                                                      $         (0.04) $         (0.07)
================================================================================== ================ =================


         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

=====================================================================================================================

                                                                           Six Month                       Six Month
                                                                        Period Ended                    Period Ended
                                                                       September 30,                   September 30,
                                                                                2001                            2000
-------------------------------------------------------- ---------------------------- -- ----------------------------
Risk-free interest rate                                             2.869% - 4.327%                5.554% - 6.484%%
Expected life of the options                                                2 years                         2 years
Expected volatility                                                     180% - 206%                             50%
Expected dividend yield                                                         --                              --
======================================================== ============================ == ============================


         The Company accounts for stock issued to non-employees and consultants in accordance with the provisions of SFAS No. 123 and EITF 96-18.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================

9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         The Company granted 300,000 options to third party consultants during the six month period ended September 30, 2001 and accordingly, the stock based compensation recognized using the Black Scholes Option pricing model was $40,313. The amount expensed during the six month period ended September 30, 2001 was $76,092, which included stock-based compensation of $5,039 from the six month period ended September 30, 2001 and unamortized balance of $71,053 from other prior periods. Unamortized balance at September 30, 2001 totaled $109,100 which will be amortized to expense over the remaining term of consultants' services which range over a term of one to two years.


10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


         ====================================================================================================================

                                                                                                  Six Month        Six Month
                                                                                               Period Ended     Period Ended
                                                                                              September 30,    September 30,
                                                                                                       2001             2000
         --------------------------------------------------------------------------------------------------------------------
         Cash paid for income taxes                                                        $         --      $         --
         ====================================================================================================================

         Cash paid for interest                                                            $         --      $         --
         ====================================================================================================================

         The following non-cash investing and financing transactions occurred during the six month period ended September 30, 2001:

         a) The Company issued 550,000 shares of common stock at an agreed value of $45,000 for consulting services.

         The following non-cash, investing and financing transactions occurred during the six month period ended September 30, 2000:

         a) The Company issued 75,000 shares of common stock at an agreed value of $37,500 for consulting services.

11.      SUBSEQUENT EVENTS

         The following events occurred subsequent to September 30, 2001:

         a) In October 2001, the Company issued 170,000 shares upon the exercise of stock options for net proceeds of $34,000, which were received at September 30, 2001.

         b) In October 2001, the Company issued 1,050,000 shares upon the exercise of warrants for net proceeds of $135,000, of which $89,314 was received at September 30, 2001.

         c) In October 2001, the Company issued 100,000 shares for consulting services for an agreed amount of $10,000.

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


RESULTS OF OPERATIONS

REVENUES. Our revenues were $93,241 for the six month period ending September 30, 2001, compared to revenues of $8,758 for the period September 30,2000. Our revenues for the year ended March 31, 2001 were $39,784. Our revenues were achieved primarily from webcasting, teleconferencing and our ViaVision services. Our revenues have increased from prior periods due to our increased level of new teleconferencing services that we now provide to clients. We believe that largely because of the adoption by the US Securities and Exchange Commission of Regulation FD in October 2000, public reporting companies are more frequently webcasting and conducting conference calls for earnings updates, shareholder updates, product announcements, investor and broker presentations and annual meetings.

In the quarter ended September 30, 2001, we conducted 117 earnings events - an increase of over 42% from our previous quarter. Also during the quarter, the number of teleconferences conducted grew by 27%, the number of audio webcasts conducted grew by 18% and the use of our new ViaVision product also grew by 30%. The use of new features, such as ViaTracker is also increasing, with 25% of our clients now using the service. ViaTracker, our proprietary statistical data tracking solution, is a tool for customers wanting to track event participants and obtain viewer contact information. ViaTracker enables customers to more effectively evaluate the success of their events and to better target their future programs. In addition to the statistical features of ViaTracker, customers can also use the solution to enter online booking information and manage questions and answers during a live event.

We have also recently started pursuing day-to-day teleconferencing and webcasting business beyond the financial industry. This effort has resulted in the acquisition of 42 new corporate clients since August 1, 2001. This business has not been included in the statistics above, as it does not relate to financial industry events.

During the quarter ended September 30, 2001, we have also been soliciting transcription business from our teleconferencing partners. To date, the results have been in our view very encouraging and we intend to continue to pursue this area of business.

Our revenues have not been significant in comparison to our operating expenses as we are currently in the start-up phase of our operations. We are attempting to increase our future revenues by completing our plan of operations, as discussed below.

OPERATING EXPENSES. Our operating expenses were $528,930 for the six month period ending September 30, 2001, compared to operating expenses of $466,648 for the six months ending September 30, 2000. The increase in operating expenses during this period was due to additional expenses incurred as a result of our increased level of operations to provide our new services to our clients. We expect to continue to have increases in operating expenses in connection with providing these new services to our clients.

NET LOSS. Our net loss was $439,939, or $0.04 per share, for the six months ending September 30, 2001. Our net loss was $454,275, or $0.07 per share, for the six months ended September 30, 2000. Our net loss reflects the fact that we have not earned significant revenues to date.


LIQUIDITY AND CAPITAL RESOURCES

         Our operations to date have been financed principally through sales of our equity securities.

We had cash of $125,006 as of September 30, 2001 compared to cash of $183,556 as of September 30, 2000 and cash of $21,787 as of June 30, 2001. The increase of cash during the three month period ended September 30, 2001, was due to the revenues received of $55,869. In addition, in October, we issued 1,050,000 shares on the exercise of warrants for total net proceeds of $135,000, of which $89,314 was received on September 30, 2001. 550,000 of the warrants were exercised at $0.20 per share and 500,000 of the warrants were exercised at $0.05 per share.

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

         In September, we formed a strategic partnership with Siegelgale, a large independent branding and new-media consulting firm. The relationship allows Siegelgale to offer its clients teleconferencing and webcasting solutions using our suite of products and services. We will work with Siegelgale to offer additional teleconferencing and webconferencing programs for the future.

         Also during the quarter, we entered into an agreement with Stockgroup.com Holdings. Under the terms of the agreement, we will incorporate our webcasting services into Stockgroup's IntegratIR(TM) software system to offer media tools and services to the investment community. We will also be providing Stockgroup's clients with webcasting services.

      In October, 2001, we entered into an agreement with Donner Corp. International ("DCI"), a registered broker-dealer in securities, to explore strategic alternatives that will assist us in evaluating and maximizing shareholder value and in seeking additional capital funding. DCI is expected to bring a variety of new prospects and companies to us and issue an analyst's report on our company. DCI has received an initial retainer fee of $2,500 and will receive $2,500 per month for various services provided. DCI has also received 100,000 shares of common stock. The agreement will continue for a period of one year.

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


                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through September 30, 2001 are $181,105. Our total losses since inception through September 30, 2001 are $2,530,114. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2001 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to attain future profitable operations and/or obtains additional financing. At September 30, 2001, we had current assets of $175,455 and current liabilities of $197,350. In order to meet our Plan of Operations, we will need to raise additional capital. Our budget for the year ending March 31, 2002 calls for us to raise an additional $1,000,000 in capital during the year ending March 31, 2002. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

In order to accomplish the forgoing objectives, we will require substantial amounts of additional capital that is not currently available to us. Management estimates that we will require $1,000,000 in additional capital during the year ended March 31, 2002 to be applied to meeting these objectives through that date.If we are not successful in implementing all components of our business strategy successfully, our operating results and financial condition may be harmed and our business may fail.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the six month period ended September 30, 2001, we incurred a loss of $434,939 on revenues of $93,241. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

         A number of legislative proposals have been made at the U.S. and Canadian federal, state, provincial and local level that would impose additional taxes on the sale of goods and services over the Internet and certain jurisdictions have taken measures to tax Internet-related activities. The U.S. Congress enacted the Internet Tax Freedom Act on October 21, 1998 which imposed a national moratorium in the United States on state and local taxes on Internet access services, on-line services, and multiple or discriminatory taxes on electric commerce effective October 1, 1998 and ending October 21, 2001. Various proposals are under discussion regarding possible taxes subsequent to the expiration of the moratorium. There can be no assurance thatsome type of U.S. federal and/or state taxes will not be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of our services on the Internet and as a result, our opportunity to derive financial benefit from these activities may be adversely affected.

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 36% of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

                           PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

Durung the quarter ended September 30, 2001, the Company issued the following securities without registration under the Securities Act of 1933, as amended:

In October, 2001, the Company issued 1,050,000 shares on the exercise of warrants for total net proceeds of $135,000, of which $89,314 was received on September 30, 2001. 550,000 of the warrants were exercised at $0.20 per share and 500,000 of the warrants were exercised at $0.05 per share.

In October, 2001, the Company issued 100,000 shares of common stock for financial consulting services.

The shares issued in the forgoing transactions were issued under Regulations D and S adopted under the Securities Act of 1933, as amended and were exempt from registration pursuant to section 4(2) of that Act . All of the shares were issued for cash consideration, except for the 100,000 shares issued for consulting services. No underwriter participated in the sale of any of the shares.


Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit Number    Description

                  None


         (b)      Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 12, 2001                 By:
                                               /s/ Brian Kathler
                                               -------------------------------
                                               President
                                               (Principal Executive Officer and
                                               Principal Accounting Officer)