Form 10QSB
period 2001-12-31
VIAVID BROADCASTING INC
filed 2002-02-14
CIK 1079110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    -------------   ---------------

     Commission File Number 0-26535

                            VIAVID BROADCASTING, INC.

        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                                      98-020-6168
---------------------------                                 -----------
(State or other jurisdiction of                            (IRS Employer
incorporation )                                          Identification No.)

STE 340-145 CHADWICK CRT, N. VANCOUVER,
BRITISH COLUMBIA                                               V7M 3K1
--------------------------------------------------             -------
    (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code                604-988-7667
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding as of
                           Class               February 13, 2002
                           ------------        -----------------
                           Common Stock        12,273,000 shares

                         PART 1 B FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ending December 31,2001 are included with this Form 10-QSB. The unaudited financial statements for the nine months ending December 31, 2001 include:

         (a) Consolidated Balance Sheet as of December 31, 2001 ("unaudited") and March 31, 2001 ("audited");

         (b) Consolidated Statement of Operations - Cumulative from Incorporation to December 31 2001, nine months ended December 31, 2001, nine months ended December 31, 2000, three months ended December 31, 2001 and three months ended December 31, 2000;

         (c) Consolidated Statement of Shareholders' Equity for the period ending December 31, 2001;

         (d) Consolidated Statement of Cash Flows - Cumulative from Incorporation to December 31, 2001, nine months ended December 31, 2001 and nine months ended December 31, 2000;

         (e)      Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that can be expected for the year ending March 31, 2002.

                            VIAVID BROADCASTING INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                DECEMBER 31, 2001

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)


=============================================================================================================

                                                                               December 31,        March 31,
                                                                                       2001             2001
                                                                                (Unaudited)
-------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                                    $    22,054       $     51,918
  Accounts receivable                                                               74,352             28,330
  Prepaid expenses                                                                     203              9,366
                                                                               -----------       ------------

  Total current assets                                                              96,609             89,614

CAPITAL ASSETS (Note 5)                                                            139,263            163,290
                                                                               -----------       ------------

TOTAL ASSETS                                                                   $   235,872       $    252,904
=============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                                     $    60,147       $     54,848
  Due to related parties                                                           118,220             36,044
                                                                               -----------       ------------

  Total current liabilities                                                        178,367             90,892
                                                                               -----------       ------------

STOCKHOLDERS' EQUITY
  Capital stock (Note 6)
    Authorized
        25,000,000 common shares with a par value of $0.001 per share
    Issued
        12,273,000 common shares (8,113,000 at March 31, 2001)                      12,273              8,113
  Additional paid-in capital                                                     2,757,409          2,143,074
  Share subscriptions received in advance                                               --            106,000
  Deficit accumulated during the development stage                              (2,712,177)        (2,095,175)
                                                                               -----------       ------------

  Total stockholders' equity                                                        57,505            162,012
                                                                               -----------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   235,872       $    252,904
=============================================================================================================


NATURE OF OPERATIONS (Note 1)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)



==============================================================================================================================
                                               Cumulative
                                                  Amounts
                                                     From
                                            Incorporation
                                                       on
                                              January 20,      Three Month      Three Month       Nine Month       Nine Month
                                                  1999 to     Period Ended     Period Ended     Period Ended     Period Ended
                                             December 31,     December 31,     December 31,     December 31,     December 31,
                                                     2001             2001             2000             2001             2000
------------------------------------------------------------------------------------------------------------------------------

REVENUE
    Broadcast and web income              $       256,374  $        75,269  $         8,860  $       168,510  $        17,618
                                          ---------------  ---------------  ---------------  ---------------  ---------------

EXPENSES
  Amortization                                    123,779           10,502           12,568           32,528           36,533
  Consulting                                    1,093,962          110,803          108,790          331,114          290,683
  Equipment rental                                 10,930              381              512              664            2,113
  Foreign exchange                                 13,649            1,575              404              660            8,978
  Graphic design                                   12,737               --               --               --               --
  Internet fees                                   100,122            5,703            7,857           14,292           35,710
  Office and miscellaneous                        266,248           40,224           18,904          116,504           45,839
  Professional fees                               245,995           12,852           17,807           59,346           52,747
  Rent                                            129,699            8,858           11,904           28,294           31,068
  Salaries and benefits                           326,911           13,859           33,736           71,916          124,968
  Stock based compensation                        580,150           46,471           17,288          122,563           51,863
  Travel and promotion                             71,839              409            6,067            2,686           21,983
                                          ---------------  ---------------  ---------------  ---------------  ---------------

                                                2,976,021          251,637          235,837          780,567          702,485
                                          ---------------  ---------------  ---------------  ---------------  ---------------

        LOSS BEFORE OTHER ITEMS                (2,719,647)        (176,368)        (226,977)        (612,057)        (684,867)

              OTHER ITEMS
  Interest income                                  13,295              130            2,586              880            6,201
  Loss on disposal of capital assets               (5,825)          (5,825)              --           (5,825)              --
                                          ---------------- ---------------- ---------------  ---------------- ---------------

                                                    7,470           (5,695)           2,586           (4,945)           6,201
                                          ---------------  ---------------- ---------------  ---------------- ---------------

LOSS FOR THE PERIOD                       $    (2,712,177) $      (182,063) $      (224,391) $      (617,002) $      (678,666)
==============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                           $         (0.02) $         (0.03) $         (0.06) $         (0.10)
==============================================================================================================================


WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                                 10,624,000        7,566,000       10,464,000        7,059,000
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



==============================================================================================================================

                                                                                                       Deficit
                                              Common Stock                                  Sub-   Accumulated
                                       ----------------------------    Additional     scriptions    During the
                                              Number                      Paid-in       Received   Development
                                           of Shares        Amount        Capital     in Advance         Stage          Total
------------------------------------------------------------------------------------------------------------------------------




    Shares issued on acquisition          5,100,000   $      5,100  $         --   $        --    $       --    $      5,100
    Shares issued for cash                  500,000            500         4,500            --            --           5,000
    Shares issued for cash                  100,000            100        49,900            --            --          50,000
    Shares issued for cash                  184,000            184       183,816            --            --         184,000
    Loss for the period                        --             --            --              --        (71,668)       (71,668)
                                       ------------   ------------  ------------   ------------   ------------  ------------


BALANCE AT MARCH 31, 1999                 5,884,000          5,884       238,216            --         (71,668)      172,432

    Shares issued for cash                  768,000            768       782,232            --             --        783,000
    Stock-based compensation for
       options issued to consultants
       and non-employees                        --             --        337,629            --             --        337,629
    Loss for the year                           --             --            --             --      (1,005,146)   (1,005,146)
                                       ------------   ------------  ------------   ------------   ------------  ------------


BALANCE AT MARCH 31, 2000                 6,652,000          6,652     1,358,077            --      (1,076,814)      287,915

    Shares issued for exercise of stock
       options                              180,000            180       179,820            --             --        180,000
    Shares issued for consulting fees        75,000             75        37,425            --             --         37,500
    Shares issued pursuant to a
       private placement                    740,000            740       369,260            --             --        370,000
    Shares issued for finders fee on
       private placement                      4,000              4         1,996            --             --          2,000
    Finders fee on private placement             -              -        (31,000)           --             --        (31,000)
    Shares issued for consulting fees       312,000            312        77,688            --             --         78,000
    Shares issued for exercise of
       stock options                        150,000            150        29,850            --             --         30,000
    Stock-based compensation for
       options issued to consultants
       and non-employees                        --             --        119,958            --             --        119,958
    Subscriptions received in advance           --             --            --         106,000            --        106,000
    Loss for the year                           --             --            --             --      (1,018,361)   (1,018,361)
                                       ------------   ------------  ------------   ------------   ------------  ------------



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



==============================================================================================================================

                                                                                                       Deficit
                                              Common Stock                                  Sub-   Accumulated
                                       ----------------------------    Additional     scriptions    During the
                                              Number                      Paid-in       Received   Development
                                           of Shares        Amount        Capital     in Advance         Stage          Total
------------------------------------------------------------------------------------------------------------------------------



Continued...


BALANCE AT MARCH 31, 2001                 8,113,000          8,113     2,143,074       106,000     (2,095,175)       162,012

    Shares issued for cash                1,290,000          1,290       256,710      (106,000)            --        152,000
    Finders fee on private placement           --              --        (15,825)           --             --        (15,825)
    Shares issued for consulting fees       200,000            200         9,800            --             --         10,000
    Shares issued for consulting fees       350,000            350        34,650            --             --         35,000
    Shares issued for cash                  500,000                                         --             --         25,000
                                                               500        24,500
    Shares issued for exercise of
       warrants                             550,000            550       109,450            --             --        110,000
    Shares issued for exercise of
       warrants                             500,000            500        24,500            --             --         25,000
    Shares issued for exercise of
       stock options                        170,000            170        33,830            --             --         34,000
    Shares issued for consulting fees       100,000            100         4,900            --             --          5,000
    Shares issued for consulting fees       250,000            250        12,250            --             --         12,500
    Shares issued for cash                  250,000            250        12,250            --             --         12,500
    Finders fee                                 --             --        (15,243)            --            --        (15,243)
    Stock-based compensation for
       options issued to consultants
       and non-employees                        --             --        122,563            --             --        122,563
    Loss for the period                         --             --            --             --       (617,002)      (617,002)
                                       ------------   ------------  ------------   ------------   ------------  ------------


    BALANCE AT DECEMBER 31, 2001         12,273,000   $     12,273  $  2,757,409   $        --    $(2,712,177)  $     57,505
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

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)



=========================================================================================================================

                                                                            Cumulative
                                                                               Amounts
                                                                                  From
                                                                         Incorporation
                                                                                    on
                                                                           January 20,       Nine Month       Nine Month
                                                                               1999 to     Period Ended     Period Ended
                                                                          December 31,     December 31,     December 31,
                                                                                  2001             2001             2000
-------------------------------------------------------------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                $    (2,712,177) $      (617,002) $      (678,666)
    Items not affecting cash:
       Amortization                                                            123,779           32,528           36,533
       Stock based compensation                                                580,150          122,563           51,863
       Consulting fees                                                         178,000           62,500           50,000
       Loss on disposal of assets                                                5,825            5,825              --

    Changes in non-cash working capital items:
       Increase in accounts receivable                                         (74,352)         (46,022)          (5,480)
       (Increase) decrease in prepaid expenses                                    (203)           9,163            3,042
       Increase in accounts payable and accrued liabilities                     60,147            5,299            5,458
                                                                       ---------------  ---------------  ---------------

    Net cash used in operating activities                                   (1,838,831)        (425,146)        (537,250)
                                                                       ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                             (271,805)         (22,699)         (20,135)
    Disposal of capital assets                                                   8,373            8,373              --
    Acquisition of subsidiary                                                     (335)             --               --
                                                                       ---------------  ---------------  --------------

    Net cash used in investing activities                                     (263,767)         (14,326)         (20,135)
                                                                       ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued, net of finders' fee                         2,006,432          433,432          526,000
    Subscriptions received in advance                                              --          (106,000)             --
    Loans from related parties                                                 118,220           82,176           19,608
                                                                       ---------------  ---------------  ---------------

    Net cash provided by financing activities                                2,124,652          409,608          545,608
                                                                       ---------------  ---------------  ---------------

            CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                  22,054          (29,864)          11,777

              CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       --            51,918          134,540
                                                                       ---------------  ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $        22,054  $        22,054  $       122,763
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 10)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2001

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


2.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at December 31, 2001 and for the nine month period then ended have been made. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2001. The results of operations for the nine month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002.


3.       GOING CONCERN

         As at December 31, 2001, the Company has an accumulated deficit of $2,712,177. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Management is of the opinion that sufficient working capital will be obtained from external financing and further share issuances to meet the Company's liabilities as they become due.

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2001

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


         ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         Under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. As at December 31, 2001, the Company's analysis indicated that there was not an impairment of its long-lived assets.


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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2001

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

         LOSS PER SHARE

         Under SFAS 128, "Earnings per Share", basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The Company is a development stage company and has recorded a loss per share. The weighted average number of shares outstanding at December 31, 2001 of 10,464,000 (2000 - 7,059,000), do
         not include the 1,112,000 (2000 - 372,000) warrants outstanding, the stock options of 752,000 (2000 - 797,000) as their effect would be anti-dilutive.

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2001

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2001

================================================================================
5.       CAPITAL ASSETS



========================================================================================

                                                             Accumulated        Net Book
                                                   Cost     Amortization           Value
----------------------------------------------------------------------------------------


DECEMBER 31, 2001

    Computer equipment                    $     170,567 $       81,960   $       88,607
    Office furniture                             17,265          5,314           11,951
    Telephone and video equipment                69,776         31,071           38,705
                                          ------------- --------------   --------------

                                          $     257,608 $      118,345   $      139,263
                                          ============= ================ ===============

MARCH 31, 2001

    Computer equipment                    $     153,986 $       59,402   $       94,584
    Office furniture                             12,239          3,949            8,290
    Telephone and video equipment                82,881         22,465           60,416
                                          ------------- --------------   --------------

                                          $     249,106 $       85,816   $      163,290
========================================================================================

6.       CAPITAL STOCK

         In April 2001, the Company issued 200,000 shares of common stock for consulting services for an agreed amount of $10,000.

         In June 2001, the Company issued 1,290,000 units at $0.20 per unit pursuant to a unit offering. Each unit consisted of one share of common stock and one warrant enabling the holder to purchase an additional share of common stock at $0.20 per share until February 28, 2004. The proceeds to the Company were $258,000, of which $106,000 was received in advance at March 31, 2001.

         In June 2001, the Company issued 350,000 shares of common stock for consulting services for an agreed amount of $35,000.

         In June 2001, the Company issued 500,000 shares of common stock and realized proceeds of $25,000. Each unit consisted of one share of common stock and one warrant enabling the holder to purchase an additional share of common stock at $0.05 per share until February 28, 2004.

         In October 2001, the Company issued 550,000 shares of common stock upon the exercise of warrants at $0.20 per share. The proceeds to the Company was $110,000.

         In October 2001, the Company issued 500,000 shares of common stock upon the exercise of warrants at $0.05 per share. The proceeds to the Company was $25,000.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2001

================================================================================

         In October 2001, the Company issued 170,000 shares of common stock upon the exercise of stock options at $0.20 per share. The proceeds to the Company was $34,000.

         In October 2001, the Company issued 100,000 shares of common stock for consulting services for an agreed amount of $5,000.

         In November 2001, the Company issued 250,000 shares of common stock for consulting services for an agreed amount of $12,500.

         In December 2001, the Company issued 250,000 shares of common stock at $0.05 per share, for total proceeds to the Company of $12,500.


         WARRANTS

==============================================================================

                                                          2001            2001
------------------------------------------------------------------------------

Balance, beginning of the period                       372,000            --
    Issued during the period                         1,790,000        372,000
    Exercised during the period                     (1,050,000)           --
                                                -------------- ---------------

Balance, end of the period                           1,112,000        372,000
==============================================================================

         As at December 31, 2001, there were 372,000 warrants outstanding that are exercisable into 372,000 common shares at $0.50 per share until December 31, 2003, 740,000 warrants outstanding that are exercisable into 740,000 common shares at $0.20 per share until February 28, 2004.


7.       RELATED PARTY TRANSACTIONS

         During the period, the Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

             o $129,888 (2000 - $135,198) to three directors of the Company
             o $Nil (2000 - $24,035) to a former officer of the Company

         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties unless otherwise noted.

         Amounts due to related parties are unsecured and are non-interest bearing, therefore, the fair value of the amounts owed to the related parties is not determinable.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2001

================================================================================
8.       INCOME TAXES


         The Company's total deferred tax asset is as follows:
===============================================================================

                                                    December 31,     March 31,
                                                            2001          2001
--------------------------------------------------------------------------------

Tax benefit of net operating loss carry forward     $   822,000    $   677,900
Valuation allowance                                    (822,000)      (677,900)
                                                    -----------    -----------

                                                    $      --      $      --
================================================================================

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

         Following is a summary of the stock option activity:

==========================================================================

                                                                 Weighted
                                                                  Average
                                                   Number        Exercise
                                                of Shares           Price
--------------------------------------------------------------------------

Outstanding at March 31, 2000                    642,000   $         1.49
    Granted                                      715,000             0.85
    Forfeited                                   (360,000)           (1.33)
    Exercised                                   (330,000)           (0.64)
                                           -------------

Outstanding at March 31, 2001                    667,000             0.55
    Granted                                      445,000             0.23
    Forfeited                                   (190,000)           (0.67)
    Exercised                                   (170,000)           (0.20)
                                           ---------------

Outstanding, December 31, 2001                   752,000             0.41
==========================================================================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2001

================================================================================

9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)


         The weighted average fair value of options granted to employees, non-employees and consultants during the nine month period ended December 31, 2001 was approximately $0.15 (2000 - $0.94) per share.


         During the nine month period ended December 31, 2001, no stock options were repriced. During the nine month period ended December 31, 2000, 302,000 stock options were repriced from $3.50 per share to $1.00 per share.


         Following is a summary of the status of options outstanding at December 31, 2001:


===================================================================================================

                                Outstanding Options                      Exercisable Options
                     -------------------------------------------    -------------------------------

                                         Weighted
                                          Average      Weighted                           Weighted
                                        Remaining       Average                            Average
                                      Contractual      Exercise                           Exercise
Exercise Price              Number           Life         Price             Number           Price
---------------------------------------------------------------------------------------------------
$    1.00                   20,000          0.90       $    1.00            20,000        $  1.00
     0.30                   80,000          1.05            0.30            80,000           0.30
     1.00                   12,000          1.05            1.00            12,000           1.00
     3.50                   25,000          1.16            3.50            25,000           3.50
     0.30                   50,000          1.27            0.30            50,000           0.30
     0.37                   20,000          1.47            0.37            20,000           0.37
     1.00                   10,000          1.76            1.00            10,000           1.00
     0.40                   25,000          2.02            0.40            25,000           0.40
     0.30                   15,000          2.09            0.30            12,000           0.30
     0.30                   45,000          2.21            0.30            55,000           0.30
     0.30                   10,000          2.25            0.30            10,000           0.30
     0.20                  150,000          2.26            0.20           150,000           0.20
     0.30                   15,000          2.50            0.30             9,000           0.30
     0.20                  150,000          2.72            0.20           150,000           0.20
     0.30                   25,000          2.79            0.30            25,000           0.30
     0.30                  100,000          2.85            0.30           100,000           0.30
==================== ============== ============== ============= == =============== ===============

         NON-VESTED STOCK OPTIONS

         The Company has 6,000 stock options exercisable at $0.30 per share that will become fully vested by April, 2002.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2001

================================================================================

9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)


         COMPENSATION


         Had compensation cost for employees been recognized on the basis of fair value pursuant to SFAS No. 123, net loss and loss per share would have been adjusted as follows:

==============================================================================

                                                 Nine Month        Nine Month
                                               Period Ended      Period Ended
                                               December 31,      December 31,
                                                       2001              2000
------------------------------------------------------------------------------

NET LOSS
    As reported                             $      (617,002) $      (678,666)
                                            ==================================

    Pro forma                               $      (619,094) $      (729,652)
                                            ==================================

BASIC AND DILUTED LOSS PER SHARE
    As reported                             $         (0.06) $         (0.10)
                                            ==================================

    Pro forma                               $         (0.06) $         (0.10)
==============================================================================


         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:



================================================================================================

                                                     Nine Month                      Nine Month
                                                   Period Ended                    Period Ended
                                                   December 31,                    December 31,
                                                           2001                            2000
------------------------------------------------------------------------------------------------
Risk-free interest rate                            0% - 4.327%                 5.554% - 6.484%
Expected life of the options                6 months - 2 years                         2 years
Expected volatility                                180% - 206%                             50%
Expected dividend yield                                    --                              --
================================================================================================


         The Company accounts for stock issued to non-employees and consultants in accordance with the provisions of SFAS No. 123 and EITF 96-18.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
DECEMBER 31, 2001

================================================================================

9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         The Company granted 445,000 options to third party consultants during the nine month period ended December 31, 2001 and accordingly, the stock based compensation recognized using the Black Scholes Option pricing model was $66,531. The amount expensed during the nine month period ended December 31, 2001 was $122,563, which included stock-based compensation of $4,090 from the three month period ended December 31, 2001 and unamortized balance of $109,100 from other prior periods. Unamortized balance at December 31, 2001 totaled $88,847 which will be amortized to expense over the remaining term of consultants' services which range over a term of six months to two years.


10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         =====================================================================

                                                  Nine Month       Nine Month
                                                Period Ended     Period Ended
                                                December 31,     December 31,
                                                        2001             2000
         ---------------------------------------------------------------------


         Cash paid for income taxes         $         --      $         --
         =====================================================================


         Cash paid for interest             $         --      $         --
         =====================================================================

         The following non-cash investing and financing transactions occurred during the nine month period ended December 31, 2001:

         a) The Company issued 900,000 shares of common stock at an agreed value of $62,500 for consulting services.

         The following non-cash, investing and financing transactions occurred during the nine month period ended December 31, 2000:

a) The Company issued 75,000 shares of common stock at an agreed value of $37,500 for consulting services.
b) The Company issued 2,000 units at a deemed value of $2,000 for finders fees.
c) The Company issued 50,000 shares of common stock at a deemed value of $12,500 for consulting services.

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


RESULTS OF OPERATIONS

REVENUES. Our revenues were $168,510 for the nine month period ending December 31, 2001, compared to revenues of $17,618 for the period December 31, 2000. Our revenues for the year ended March 31, 2001 were $39,784. Our revenues were achieved primarily from webcasting, teleconferencing, transcriptions and our ViaVision services. Our revenues have increased from prior periods due to our increased level of new teleconferencing services that we now provide to clients. We believe that largely because of the adoption by the US Securities and Exchange Commission of Regulation FD in October 2000, public reporting companies are more frequently webcasting and conducting conference calls for earnings updates, shareholder updates, product announcements, investor and broker presentations and annual meetings.

In the quarter ended December 31, 2001, we conducted 285 earnings events and other services for our clients - an increase of over 144% from our previous quarter. During this quarter, we have been soliciting transcription business from our teleconferencing partners and have seen an increase in our transcription sales of 158% over last quarter's sales. The use of new features, such as ViaTracker is also increasing, with a large majority of our clients now using the service. ViaTracker, our proprietary statistical data tracking solution, is a tool for customers wanting to track event participants and obtain viewer contact information. ViaTracker enables customers to more effectively evaluate the success of their events and to better target their future programs. In addition to the statistical features of ViaTracker, customers can also use the solution to enter online booking information and manage questions and answers during a live event.

We are also continuing our efforts at pursuing day-to-day teleconferencing and webcasting business beyond the financial industry.

Our revenues have not been significant in comparison to our operating expenses as we are currently in the start-up phase of our operations. We are attempting to increase our future revenues by completing our plan of operations, as discussed below.

OPERATING EXPENSES. Our operating expenses were $780,567 for the nine month period ending December 31 2001, compared to operating expenses of $702,485 for the nine months ending December 31 2000. The increase in operating expenses during this period was due to additional expenses incurred as a result of our increased level of operations to provide our new services to our clients. We expect to continue to have increases in operating expenses in connection with providing these new services to our clients.

NET LOSS. Our net loss was $617,002, or $0.06 per share, for the nine months ending December 31 2001. Our net loss was $678,666, or $0.10 per share, for the nine months ended December 31, 2000. Our net loss reflects the fact that we have not earned significant revenues to date.


LIQUIDITY AND CAPITAL RESOURCES

         Our operations to date have been financed principally through sales of our equity securities.

         We had cash of $22,054 as of December 31, 2001 compared to cash of $122,673 as of December 31, 2000 and cash of $125,006 as of September 30, 2001. During the quarter, the Company received proceeds of $169,000 from the exercise of warrants and stock options. The Company also received proceeds of $12,500 from the sale of 250,000 shares at $0.05 per share.

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

         We are currently receiving revenues from our teleconferencing, Webcasting and transcription services. We anticipate an increase in revenue from these sources if we are successful in increasing our customer base.

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

      On November 28, 2001, we entered into an agreement with Citizen Conferencing, a subsidiary of Citizens Communications Inc., one of the largest independent telephone companies in the United States, to provide teleconferencing services to its client base.

         Also during this quarter, Mr. Theodore Pincus was elected to our Board of Directors. Mr. Pincus was formerly the Chairman and Chief Executive Officer of The Financial Relations Board, Inc., a financial public relations agency, with which he was employed for more than 37 years. He is currently its Chairman Emeritus and acts as a consultant. Mr. Pincus has many years experience with the financial public relations industry.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996
With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding our plans and objectives for our future operations, including plans or objectives relating to our intentions to provide webcasting and teleconferencing services, streaming media technology and Web-based tools to create, develop and offer financial news and information, and other content through the Internet and other dissemination services and products or services, our plans and objectives regarding revenues and expenses in future periods, our needs for capital expenditures, research and development, our ability to maintain our competitive position, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current or future levels of operating and research and development expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the publication of corporate financial information over the Internet, e-commerce through the facilities of the Internet and the role of video and audio production and Internet news broadcasting. They also include our beliefs as to our ability to compete successfully and maintain our technological position relative to other providers of streaming media and Web-based communication services. They also include our beliefs as to the willingness of public reporting issuers of securities to use our services for Webcasting and teleconferencing and to broadcast corporate news and information on the Internet and for us to derive revenues from providing this service. We cannot assure you that our assumptions in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet-based communication services for the dissemination of their news information, realizing material amounts of Webcasting or other revenues, achieving any commercial advantage relative to other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our webcasting or other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our business plan has evolved over time, and we expect that our plans will evolve further in the future. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 22. They are also described in our Annual Reports on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.


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





                        RISKS APPLICABLE TO OUR BUSINESS

We have an Extremely Limited Operating History and also have a History Of Net Losses

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through December 31, 2001 are $256,374. Our total losses since inception through December 31, 2001 are $2,712,177. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2001 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to attain future profitable operations and/or obtains additional financing. At December 31, 2001, we had current assets of $96,609 and current liabilities of $178,367. In order to meet our Plan of Operations, we will need to raise additional capital. Our budget for the year ending March 31, 2002 calls for us to raise an additional $1,000,000 in capital during the year ending March 31, 2002, of which we have raised approximately $464,500. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

In order to accomplish the forgoing objectives, we will require substantial amounts of additional capital that is not currently available to us. Management estimated that we would require $1,000,000 in additional capital during the year ended March 31, 2002 to be applied to meeting these objectives through that date. Through December 31, 2001, we had raised approximately $464,500. We anticipate requiring additional capital in fiscal 2003. If we are not successful in implementing all components of our business strategy successfully, our operating results and financial condition may be harmed and our business may fail.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the nine month period ended December 31, 2001, we incurred a loss of $617,002 on revenues of $168,510. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

         Our performance is substantially dependent on the continued services and performance of our senior management and other key personnel, including Brian Kathler, President and a Director, Paul Watkins, Secretary/Treasurer and a Director, Robert Gamon, a Director, James King, a Director and Theodore Pincus, a Director. We do not have long-term employment agreements with any of our key personnel and maintain no "key person" life insurance policies. Our future success also depends on our ability to identify, attract, retain and motivate highly skilled, technical, managerial, sales, marketing and customer service personnel. Competition for such persons is intense. We cannot assure you that we will be able to attract or retain such personnel. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

         We maintain our primary data facility and hosting servers at our headquarters in Vancouver, British Columbia, Canada. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation, negatively affect our revenue, and our ability to achieve or sustain profitability.

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

         A number of legislative proposals have been made at the U.S. and Canadian federal, state, provincial and local level that would impose additional taxes on the sale of goods and services over the Internet and certain jurisdictions have taken measures to tax Internet-related activities. The U.S. Congress enacted the Internet Tax Freedom Act on October 21, 1998 which imposed a national moratorium in the United States on state and local taxes on Internet access services, on-line services, and multiple or discriminatory taxes on electric commerce effective October 1, 1998 and ending October 21, 2001. This moratorium has been extended until November 1, 2003. Various proposals are under discussion regarding possible taxes subsequent to the expiration of the moratorium. There can be no assurance thatsome type of U.S. federal and/or state taxes will not be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of our services on the Internet and as a result, our opportunity to derive financial benefit from these activities may be adversely affected.

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 35% of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.



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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended December 31, 2001, the Company issued the following securities without registration under the Securities Act of 1933, as amended:


In October, 2001, the Company issued 100,000 shares of common stock to Donner Corp. for financial consulting services.

In November, 2001, the Company issued 250,000 shares of common stock to Mr. John Logan for sales consulting services.

In December, 2001, the Company issued 250,000 shares of common stock to a private investor at $0.05 per share, for total proceeds to the Company of $12,500.

The shares issued in the forgoing transactions were exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended . All of the shares were issued for cash consideration, except for the 350,000 shares issued for consulting services. The certificates for the shares bear legends indicating the restrictions on transfer and stop transfer instructions have been placed against the further transfer of the shares. No underwriter participated in the sale of any of the shares.


Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit Number    Description

                  None


         (b)      Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 13, 2002               By:
                                              /s/ Brian Kathler
                                              -------------------------------
                                              President
                                              (Principal Executive Officer and
                                              Principal Accounting Officer)