Form 10KSB
period 2002-03-31
VIAVID BROADCASTING INC
filed 2002-06-21
CIK 1079110

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

Mark One:
         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended March 31, 2002; or

         |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

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

    SUITE 340 - 145 CHADWICK COURT, NORTH VANCOUVER, BRITISH COLUMBIA V7M 3K1
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  604-988-7667
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. |X|

         State Issuer's revenues for its most recent fiscal year: $275,280.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 12, 2002, was $353,340. (Non-affiliates have been determined on the basis of holdings set forth in the information incorporated by reference under Item 11 of this Annual Report on Form 10-KSB.)

         The number of shares outstanding of each of the Issuer's classes of common equity, as of June 12, 2002, was 12,023,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                     PART I
                                     ------

ITEM 1 - DESCRIPTION OF BUSINESS:
--------------------------------

OVERVIEW

         Our primary business is to provide Webcasting, teleconferencing and transcription services to corporate clients throughout North America. These services utilize systems that integrate traditional telephony technology with powerful streaming media technology and Web-based tools. From a simple conference call to a dynamic online presentation, our clients are able to choose the solution that best meets their unique communication needs. A key component of our business model, resulting from the ready availability of in-house expertise, infrastructure, and equipment, is the ability to offer our clients a cost-effective, yet scaleable, means of communications that can be customized to meet individual customer needs. We currently provide our services primarily as a means whereby our clients can communicate up-to-date corporate information, such as current financial information, to a mass audience, including market professionals, institutions, analysts, shareholders, and other key stakeholders. In addition, we also market our services and solutions to resellers of conferencing and communications services as well as a variety of associations and other entities seeking to broadly disseminate current information through a Webcast or teleconference.

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

         Since our inception in 1999, when we commenced offering live-event coverage, participant interviews, online meetings and presentations, and teleconferencing services, we have developed a state-of-the-art digital facility capable of supporting of our Webcasting and teleconferencing business model. So as to ensure our competitiveness within the marketplace, we believe it necessary to continue to modify and enhance this digital streaming technology facility. In addition, we are continually seeking to make changes to update our proprietary systems to keep our technology current.

         Using our facility, we believe we are able to provide Webcasting and teleconferencing services that are capable of maximizing the quality of the disclosure broadcast and thereby enhancing the participant's experience. We use third party conferencing technology that allows us to accommodate in excess of 2,000 participants at a level of quality consistent with the highest business standards. Our services provide efficient, cost-effective solutions for our customers teleconferencing needs, including:

                o   Earnings events
                o   Annual shareholder meetings
                o   Analysts presentations
                o   Product Launches
                o   24 Hour Transcription Services
                o   Investor Relations Web Page Management Suite
                o   All special events

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

         At March 31, 2002, Webcasting, teleconferencing and transcription services provided substantially all of our revenues. We have recently added I.R. Web Page Management Suite to our list of services. At March 31, 2002, we had not received any revenues for this service.


OUR SERVICES


         By integrating the Internet with traditional telephony technology, we are able to provide presentation, conferencing and web management services for our customers. These services empower our customers with real-time, interactive communication tools that allow for an effective and efficient means of communication. With our services, companies can broadcast conference calls that allow for the rapid dissemination of important information. In addition, a company can create a presenter-controlled linear presentation for such purposes as the unveiling of a new business model. Or a company can choose to develop a viewer-controlled non-linear presentation where the viewer chooses information they want to read. A company can also choose to develop a dynamic, interactive Internet broadcast where viewers can actively participate in the online experience. For example, a company may choose to broadcast a question and answer session with the CEO where the audience can pose their questions via phone or via the Internet.

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

            We have recently added our I.R. Web Page Management Suite to our list of services. This service has been specifically designed to help public companies meet the ever increasing demands of Regulation FD. The IR Page product is designed to integrate with a company's existing web site, maintaining the look and feel of the corporate site, while providing a powerful suite of tools for disclosure and investor communications. Our suite of tools include:

      o automatic update of key financial disclosure information such as news releases, quarterly earnings information and other SEC filings. Current stock quotes, charts and price history are also updated automatically.

      o enabling an I.R. Professional to update and manage the I.R. portion of the Corporate site quickly and easily without any technical skills or outside assistance.

      o maintenance of an online electronic database of investor contacts which allows the IR Professional to quickly and easily broadcast information such as press releases, earnings announcements, shareholder updates and other announcements.


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

      o 24 Hour Transcription Services. We have a team of transcriptionists that provide us with a hard copy transcription within 24 hours of receiving the taped telephone conference call.

      o I.R. Web Page Management Suite. This product is designed to integrate with a company's existing web site, maintaining the look and feel of the corporate site, while providing a powerful suite of tools for disclosure and investor communications. The product has been designed to provide unparalleled economics to the marketplace, bringing automated IR web page management to a new level of dramatic cost savings.

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

      o I.R. Web Page Management Suite: this service will be bundled with ViaVid's existing webcasting and teleconferencing products and services. Included in the suite are quarterly webcasts and text based transcripts of those webcasts, both of which are automatically linked within the clients IR Page.

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

OUR REVENUES

         We charge our teleconferencing customers a per-minute fee based on each phone participant's actual participation time in the conference. For the year ended March 31, 2002, approximately 56% of our revenues were derived from this source.

         A customer using our Webcasting services is charged a flat fee for the addition of an audio/video Webcast, in addition to the per participant per minute fee for teleconferencing services. For the year ended March 31, 2002, approximately 24% of our revenues were derived from this source.

          A customer is charged a flat fee for the use of the ViaVision service for a Web conference or a recorded Webcast. The ViaVision service adds to an audio/video Webcast the ability of the presenter and his audience to interact through the telephone or a Web browser. For the year ended March 31, 2002, approximately 2% of our revenues were derived from this source.

         Also, a customer is charged a flat fee for our transcription services. For the year ended March 31, 2002, approximately 18% of our revenues were derived from this source.

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

         In order to accomplish the forgoing objectives, we will require substantial amounts of additional capital that is not currently available to us. Management estimates that it will require $250,000 of additional capital to be applied to meeting these objectives through March 31, 2003. Our ability to raise additional capital will depend, among other things, upon our ability to grow our revenues, our ability to remain current with technological and other developments within the teleconferencing and Webcasting industry, and our ability to attract the personnel and other technical and intellectual property resources needed to accomplish these objectives. There can be no assurance that we will be able to accomplish these objectives, in which event our growth, financial condition and future success will be in jeopardy.


CUSTOMERS

         Since the inception of our offering Webcasting services for corporate clients in early January 2001 through June, 2002, we have serviced more than 400 Webcasts for more than 200 corporate clients, the majority of which have their securities traded on the New York Stock Exchange or the NASDAQ Stock Market.

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


TECHNOLOGY AND RESEARCH AND DEVELOPMENT


         Since our inception in 1999, we have expended approximately $650,000 for research and development and the enhancement of our telephony and Webcasting capabilities. Our approach is to enhance existing services and develop future solutions that integrate traditional telephony with Internet communication technologies available from third parties that allows us to effectively improve upon our existing infrastructure, technologies, and proprietary systems to accommodate and remain current with changes within the teleconferencing and Webcasting industries.

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

         We currently employ two persons engaged in the enhancement of our services through software development.

         We use telephony hardware that allows us to connect to outside teleconferencing providers. We currently obtain our teleconferencing services from five teleconferencing providers whose service we resell at a mark-up. All our reseller agreements are non-exclusive and are for periods of one year or longer. These agreements are terminable by either party on notice.

         We are currently working on enhancements to all our proprietary systems with a targeted Fall/Winter 2002 release. These enhancements are intended to improve our product offerings by enabling live question and answer, survey and online voting, and the ability to allow for multiple presenters.


SALES AND MARKETING


         Currently, we have three full-time employees engaged in sales and marketing.

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

         We believe that in order for our services to be attractive and to be competitive with others providing Internet Webcasting services, we will need to continually enhance and improve our computer hardware and software. Furthermore, as the Internet communications industry evolves and develops, in order to meet competition, we may be required to acquire or develop additional computer hardware and software. We may not have available to us the necessary financial resources to acquire or develop these products. We must continually enhance our services to stay competitive

         Over the next few years, we expect the market for Webconferencing services to continue to evolve. As more opportunities arise within this market, more companies will enter this market and invest significant resources to develop services that compete with ours. As a result, we expect that competition will continue to intensify. This increase in competition may result in price reductions, reduced sales and margins, loss of market share, and reduced acceptance of our services.

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

         Competitors of our Webcasting services include: PR Newswire, Vcall and CCBN.

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

EMPLOYEES

         We currently have eight full-time employees, including Mr. Brian Kathler, our President, and Mr. Paul Watkins, our Secretary and Treasurer. Of these employees, four are engaged in marketing activities, two are engaged in software and other development activities, two are engaged in production activities. We also have three part-time employees that provide administrative, accounting and audio technical services. From time to time, we employ the services of outside consultants and third parties who provide software development services, marketing and promotional services and management services.

GENERAL

         Our company was incorporated in January, 1999 under the laws of the state of Nevada. Prior to that time, we conducted operations as ViaVid Broadcasting, Corp., a British Columbia company formed in July, 1994. The British Columbia company was inactive and did not carry on any business operations prior to January, 1999. At that time, it began development of the business described in this Report. We continue to carry on our business through the British Columbia company as a wholly-owned operating subsidiary of the Nevada corporation. In November 1998, the British Columbia company changed its corporate name to ViaVid Broadcasting Corp. We acquired all the outstanding shares of ViaVid Broadcasting Corp. in January, 1999 from Paul Watkins, Cheryl Watkins, 549419 BC Ltd. and Kathler Holdings Inc. in consideration for the issue of a total of 5,100,000 shares of our common stock.

         Our principal executive offices are located at Suite 340 - 145 Chadwick Court, North Vancouver, British Columbia V7M 3K1. Our telephone number is (604) 988-7667. Our Web site is located at http://www.viavid.com. Information contained on our Web site does not constitute part of this Report.

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

         Our primary business activities are carried on at leased premises located at Suite 340 - 145 Chadwick Court, North Vancouver, British Columbia V7M 3K1. These premises are comprised of approximately 2,000 square feet and are rented on a month-to-month basis at a rate of $3,850 per month. We believe they are adequate for our present activities.


ITEM 3 - LEGAL PROCEEDINGS:
--------------------------

         We are not currently a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------------------------------------------------------------

         No matter was submitted during the fourth quarter of the fiscal year ended March 31, 2002 to a vote of security holders.

                                     PART II
                                     -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS:
---------------------------------------------------------------------


         Our Common Stock has been quoted on the OTC Bulletin Board since January 4, 2000 under the symbol VVDB. The following table sets forth the high and low bid quotations on the OTC Bulletin Board for our Common Stock for the period January 4, 2000 through June 12, 2002. Prior to January 4, 2000 there was no active market for our Common Stock.

                                                                         BID
                                               ---------------------------------------------------------

             CALENDAR QUARTER                             HIGH                         LOW
          -----------------------------------------------------------------------------------------------
            2000: First Quarter                           $5-1/8                        $1-1/2

            2000: Second Quarter                           $3.63                         $0.75

            2000: Third Quarter                            $1.05                         $0.41

            2000: Fourth Quarter                           $1.88                         $0.28

            2001: First Quarter                            $0.63                         $0.16

            2001: Second Quarter                           $0.48                         $0.11

            2001: Third Quarter                            $0.42                         $0.10

            2001: Fourth Quarter                           $0.40                         $0.09

            2002: First Quarter                            $0.19                         $0.09

            2002: Second Quarter
           (through June 12)                               $0.14                         $0.05

         The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On

June 12, 2002, the closing bid quotation for the Common Stock, as reported on the OTC Bulletin Board, was $0.05.

         As of June 1, 2002, we had approximately 404 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


         The Company has one equity compensation plan for its employees, Directors and consultants pursuant to which options rights or shares may be granted or issued. See Note 9 to the Notes to Consolidated Financial Statements for further information on the material terms of these plans.

         The following table provides information as of March 31, 2002 with respect to compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:


EQUITY COMPENSATION PLAN INFORMATION

                                        (a)                     (b)                        (c)
PLAN CATEGORY                  NUMBER OF                 WEIGHTED-              NUMBER OF SECURITIES
                               SECURITIES TO BE          AVERAGE EXERCISE       REMAINING AVAILABLE FOR
                               ISSUED UPON               PRICE OF               FUTURE ISSUANCE UNDER
                               EXERCISE OF               OUTSTANDING            EQUITY COMPENSATION
                               OUTSTANDING               OPTIONS,               PLANS (EXCLUDING
                               OPTIONS, WARRANTS         WARRANTS AND           SECURITIES REFLECTED IN
                               AND RIGHTS                RIGHTS                 COLUMN (A))
-------------------------------------------------------------------------------------------------------------

Equity compensation plans           1,117,000                 $0.30                     723,950
approved by security holders

Equity compensation plans             200,000                 $0.31                         -0-
not approved by security
holders


Total                               1,317,000                                           723,950

RECENT ISSUANCES OF UNREGISTERED SECURITIES

         During the fiscal year ended March 31, 2002, we have issued the following unregistered securities.

         1. In June, 2001, we issued 1,290,000 units, each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock at $0.20 per share until February 28, 2004. Each unit was sold for $0.20. The proceeds were $241,700 (net of a finder's fee paid $16,300).

         Also in June, 2001, we issued 500,000 units, each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock at $0.05 per Unit until February 28, 2004. The proceeds were $25,000.

         The foregoing units of securities were offered and sold pursuant to Regulations D and S under the Act. Each purchaser represented his intention to acquire the securities for investment only and not with a view to their distribution. Legends were affixed to the stock certificates.

         2. In October, 2001, we issued 550,000 shares of common stock upon the exercise of warrants at $0.20 per share. The proceeds were $110,000.

         Also in October, 2001, we issued 500,000 shares of common stock upon the exercise of warrants at $0.05 per share. The proceeds were $25,000.

         In December, 2001, we issued 250,000 shares of common stock at $0.05 per share. The proceeds were $12,500.

         The foregoing securities were offered and sold pursuant to Regulations D and S under the Act. Each purchaser represented his intention to acquire the securities for investment only and not with a view to their distribution. Legends were affixed to the stock certificates.


         3. In addition, during the year ended March 31, 2002, we issued an aggregate 900,000 shares to four persons for consulting services rendered. Each person represented his intention to acquire the securities for investment only and not with a view to distribution. Legends were affixed to the stock certificates. The securities were issued in reliance upon the exemption from the registration requirements of the Act afforded by
Section 4(2). No underwriter was involved in the issuance of the securities.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
------------------------------------------------------------------


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

STATEMENT OF OPERATIONS

YEAR ENDED MARCH 31, 2001

SALES. Our revenues were $275,280 for the year ended March 31, 2002 compared to revenues of $39,784 for the year ended March 31, 2001. Our revenues were achieved primarily from webcasting, teleconferencing and transcription services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services.


EXPENSES. Our operating expenses were $1,038,754 for the year ended March 31, 2002, compared to operating expenses of $1,065,056 for the year ended March 31, 2001.

         Consulting fees, salaries and benefits and stock-based compensation totalled $563,201 for the year ended March 31, 2002, compared to $640,480 for the year ended March 31, 2001. Consulting fees and salaries decreased by $139,076 because the number of staff required for our new services has been significantly reduced. Stock-based compensation increased slightly because of the increase of stock options granted to consultants.

         Our amortization expenses decreased from $51,702 in the year ended March 31, 2001 to $44,460 in the year ended March 31, 2002 because of the reduction in assets required for our new services and the lower asset base.

         Internet fees decreased because of the lower rates now offered by internet companies.

         Office and miscellaneous expenses decreased from $89,442 in 2001 to $75,261 in 2002 because of the reduction of staff.

         Travel and promotion declined from $21,839 in 2001 to $2,887 in 2002 because of the shift in focus towards our new products and services which did not require extensive travel.

         We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and Webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $764,696 or $(0.07) per share for the year ended March 31, 2002. Fully diluted loss per share was the same. Our net loss was $1,018,361 or $(0.14) per share for the year ended March 31, 2001. Our net loss reflects the fact that we have not earned significant revenues to date.

YEAR ENDED MARCH 31, 2001

SALES. Our revenues were $39,784 for the year ended March 31, 2001 compared to revenues of $44,644 for the year ended March 31, 2000. Our revenues were achieved primarily from video production and Internet broadcast services provided to our customers.


OPERATING EXPENSES. Our operating expenses were $1,065,056 for the year ended March 31, 2001, compared to operating expenses of $1,055,294 for the year ended March 31, 2000. The increase in operating expenses was due to the additional equipment purchased to conduct our business.

NET LOSS. Our net loss was $1,018,361, or $(0.14) per share, for the year ended March 31, 2001. Our net loss was $1,005,146 for the year ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations to date have been financed principally through sales of our equity securities.

         We had cash of $10,616 as of March 31, 2002 compared to cash of $51,918 as of March 31, 2001.

         During the period April 1, 2001 through March 31, 2002, we realized net proceeds of $448,200 from the sales of our equity securities. These proceeds were used to finance our operating activities.

         We plan on meeting our operating expenses during the year by focusing on generating revenues through the sales of corporate conference call services and the sales of webcasting products, I.R. Web Page services, transcription services and services related to broadcasts of conference calls, corporate presentations, annual general meetings and other related meetings, as well as from additional capital intended to be provided by the proposed sale of equity securities. There can be no assurance that any additional capital can be raised or, if equity securities are sold, the terms of any such transaction.

         Subject to the availability of sufficient funds, we currently intend to pursue the following Plan of Operations during the twelve months ended March 31, 2003:

            o Continue to develop a customer base of companies to use our services for teleconferencing and Webcasting of corporate information, as well as customers requiring I.R. Pages and transcription services.

            o Market our teleconferencing services to public companies required to release earnings and analyst conference calls, corporate media announcements and other information.

            o Purchase additional equipment to expand our teleconferencing service and Webcasting capabilities.

         Subject to the availability of funds, we anticipate that we will spend an aggregate of up to approximately $250,000 intended to be raised from external sources over the twelve-month period ending March 31, 2003 in pursuing our Plan of Operations for the purposes described above. Substantially all these funds will need to be obtained from additional equity financings to be completed in the future. In the event we are unable to obtain these funds from these sources, our ability to pursue our business plan will be adversely affected.

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



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding our plans and objectives for our future operations, including plans or objectives relating to our intentions to provide webcasting and teleconferencing services, streaming media technology and Web-based tools to create, develop and offer financial news and information, and other content through the Internet and other dissemination services and products or services, our plans and objectives regarding revenues and expenses in future periods, our needs for capital expenditures, research and development, our ability to maintain our competitive position, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current or future levels of operating and other expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the publication of corporate financial information over the Internet, e-commerce through the facilities of the Internet and the role of video and audio production and Internet news broadcasting. They also include our beliefs as to our ability to compete successfully and maintain our technological position relative to other providers of streaming media and Web-based communication services. They also include our beliefs as to the willingness of public reporting issuers of securities to use our services for Webcasting and teleconferencing and to broadcast corporate news and information on the Internet and for us to derive revenues from providing this service. We cannot assure you that our assumptions in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet-based communication services for the dissemination of their news information, realizing material amounts of Webcasting or other revenues, achieving any commercial advantage relative to other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our webcasting or other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our business plan has evolved over time, and we expect that our plans will evolve further in the future. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 23. They are also described in our Annual Reports on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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


                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through March 31, 2002 are $363,144. Our total losses since inception through March 31, 2002 are $2,859,871. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2002 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to obtain additional financing. At March 31, 2002, we had current assets of $96,692 and current liabilities of $94,767. In order to meet our Plan of Operations, we will need to raise additional capital. Our budget for the year ending March 31, 2003 calls for us to raise an additional $250,000 in capital during the year ending March 31, 2003. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

In order to accomplish the forgoing objectives, we will require substantial amounts of additional capital that is not currently available to us. Management estimates that it will require $250,000 of additional capital to be applied to meeting these objectives through March 31, 2003.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the year ended March 31, 2002, we incurred a loss of $764,696 on revenues of $275,280. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

DEPENDENCE ON WEBCASTING, TELECONFERENCING AND TRANSCRIPTION REVENUE

We currently expect that webcasting, teleconferencing, transcription and I.R. Pages will continue to be the principal source of our revenue in the foreseeable future. Our ability to generate webcasting, teleconferencing, I.R. Page and transcription revenue will depend on several factors, including:

      o the pricing of webcasting, teleconferencing, I.R. Page and transcription services by others,

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

         Our quarterly operating results may fluctuate significantly because of a variety of factors, many of which are outside our control, including:

            o  overall usage levels of our services,

            o  the amount and timing of our capital expenditures,

            o  costs relating to the expansion of our operations,

            o price competition or pricing changes in Webcasting, teleconferencing, I.R. Pages and transcription, and

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


IF OUR SECURITY SYSTEM IS BREACHED, OUR BUSINESS AND REPUTATION COULD SUFFER.

         We must securely receive and transmit confidential information over public networks and maintain that information on internal systems. Our failure to prevent security breaches could damage our reputation and expose us to risk of loss or liability. Our internal systems are accessible to certain of our employees and we may be unable to prevent the misappropriation of this information. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to ensure adequate encryption and additional technologies to protect against security breaches or to alleviate problems caused by any breach. If we fail to provide adequate security measures to protect the confidential information of our customers, our customers may refrain from using our services, potential customers may not want to use our services, and as a result, our operating results would be harmed.


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

         A number of legislative proposals have been made at the U.S. and Canadian federal, state, provincial and local level that would impose additional taxes on the sale of goods and services over the Internet and certain jurisdictions have taken measures to tax Internet-related activities. The U.S. Congress enacted the Internet Tax Freedom Act on October 21, 1998 which imposes a national moratorium in the United States on state and local taxes on Internet access services, on-line services, and multiple or discriminatory taxes on electric commerce effective October 1, 1998 and ending three years after its enactment. In November, 2001, the moratorium was extended through November 1, 2003. Various proposals are under discussion regarding possible taxes subsequent to the expiration of the moratorium. There can be no assurance that, once such moratorium is lifted, some type of U.S. federal and/or state taxes will not be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of our services on the Internet and as a result, our opportunity to derive financial benefit from these activities may be adversely affected.

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

RELIANCE ON INTELLECTUAL PROPERTY RIGHTS

         To establish and protect our trademark, service mark and other proprietary rights in our products and services, we rely on a combination of:

      o copyright, unfair competition, trademark, service mark and trade secret laws, and

      o confidentiality agreements with our licensees and other third parties and confidentiality agreements and policies covering our employees.

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 35.3% of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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



ITEM 7 - FINANCIAL STATEMENTS:
-----------------------------

         The response to this Item is included in a separate section of this report. See page F-1.


ITEM 8 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
----------------------------------------------------------------------------

         During the two fiscal years ended March 31, 2002, we did not file any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:
-------------------------------------------------

         Our Directors and executive officers, their ages, and positions with us, as well as their employment background for the past five years are as follows:


NAME                           AGE            POSITION
----                           ---            --------
Brian Kathler                   39            President and Director
Paul Watkins                    38            Secretary, Treasurer and Director
Robert Gamon                    54            Director
James King                      58            Director


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

         DIRECTOR AND OFFICER SECURITIES REPORTS

         The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended March 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION:
--------------------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation paid or awarded to our President during the three fiscal years ended March 31, 2002 for all services rendered to us in that year.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION LONG-TERM COMPENSATION
                               -----------------------------------------------------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
        -------------------------------------------------------------------------------------------------------

Brian Kathler                    2000        $52,500           -0-            -0-            -0-             -0-
                                 2001        $60,000           -0-            -0-            -0-             -0-
                                 2002        $17,000           -0-            -0-            -0-             -0-

----------------------------------------------------------------------------------------------------------------------

   (1) Options granted to Mr. Kathler in 1999 were cancelled in January 2000.


EMPLOYMENT AGREEMENTS

         The services of Brian Kathler, our President, are provided pursuant to a consulting agreement dated March 31, 2002 between Kathler Holdings Ltd and us. The following services of Mr. Kathler are provided pursuant to this agreement:
(1) general direction and supervision of our business and financial affairs; (2) overall direction to our management; (3) management of our day to day operations; and (4) performing such other duties and observing such instructions as may be reasonably assigned to Mr. Kathler by our Board of Directors. The agreement has a term of one year. The compensation we pay to Kathler Holdings Inc. was increased from $5000 per month to $6,500 per month effective March 31, 2002. The services of Mr. Kathler under this agreement are on a full time basis.

         The services of Paul Watkins, Secretary, Treasurer and a director, are provided pursuant to a consulting agreement dated March 31, 2002 between Watkins Communications Inc and us. The following services of Mr. Watkins are provided to us pursuant to this agreement: (1) the exercise of general direction and supervision over the marketing and development of our business; (2) providing direction to our management; (3) assisting with our day to day operations; and
(4) performing such other duties and observing such instructions as may be reasonably assigned by our Board of Directors. The agreement is for a term of one year. The compensation that we pay to Watkins Communications Inc. was increased from $5,000 per month to $6,500 per month effective March 31, 2002. The services of Mr. Watkins under this agreement are on a full time basis.

         The services of Robert Gamon, a director, are provided pursuant to a consulting agreement between us and Mr. Gamon. dated March 31, 2002. The following services of Mr. Gamon are provided to us pursuant to this agreement:
(1) supervising the financing activities of the Company; (2) advising the Company on its capital structure and the structure of future financings; and (3) performing such other duties and observing such instructions as may be reasonably assigned by our Board of Directors. The agreement is for a term of one year. The compensation that we pay to Mr. Gamon was increased from $5,000 per month to $6,500 per month effective March 31, 2002. The services of Mr. Gamon under this agreement are on a full time basis.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
------------------------------------------------------------------------

         The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 31, 2002 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

         NAME AND ADDRESS                                     PERCENT
         OF BENEFICIAL OWNER(1)             AMOUNT            OF CLASS(2)
         ----------------------             ------            -----------

         Brian Kathler (3)                  1,635,000 shares      13.6%
         Director, President

         Paul Watkins(4)                    817,500 shares        6.8%
         Secretary, Treasurer, and
         Director

         Robert Gamon (5)                   1,635,000 shares      13.6%
         Director

         James King(6)                      156,800 shares        1.3%
         Director

         Cheryl Watkins (7)                 817,500 shares        6.8%

         All Officers and Directors         4,344,300 shares      35.3%
         as a Group (4 persons)
--------------------------------------------------------------------------------


(1) Unless otherwise indicated, the address of such person is c/o of the Company.

(2) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at June 12, 2002. As of June 12, 2002, there were 12,023,000 shares of the Company's common stock issued and outstanding. In addition, there were 1,092,000 shares subject to options exercisable within 60 days of the date of this registration statement.

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

         We have entered into a consulting contract with Kathler Holdings Inc. for the services of Brian Kathler, our President and a Director. We have also entered into a consulting contract with

Watkins Communications Inc. for the services of Mr. Paul Watkins, our Secretary/Treasurer and a Director, and Mr. Robert Gamon for his services as a Director.

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


         As of March 31, 2002, we are indebted to each of Mr. Kathler, 595871 and Mr. Watkins an aggregate of $155,858 for their monthly compensation that was deferred.

         In March 2002, we issued our 3% convertible promissory notes in the principal amount of $50,000 to each of Kathler Holdings, Inc.,595871 BC Ltd. and Watkins Communications Inc. The notes were issued in place of amounts owing to those persons for services rendered by Brian Kathler, Robert Gamon and Paul Watkins, respectively, during the period May 31, 2000 to February 28, 2002. Interest is payable on the notes at 3% per annum (5% if past due) and is payable at maturity in cash or by issuance of shares of common stock based on their fair market value. The principal and accrued interest on the notes is convertible at any time into shares of our common stock at a conversion price equal to the lesser of $0.50 and 80% of the fair market value of a share of common stock, subject to adjustment in the event of stock splits or combinations. Fair market value is determined based on the average of the closing bid and asked prices for our common stock on the 20 trading days preceding the date on which we receive notice of conversion of the note or the date interest is paid by deliver of shares.. The notes become due and payable on December 31, 2004, or prior thereto in the event of a default. We have agreed to file on one occasion a registration statement under the U.S. Securities Act of 1933, as amended, to register the offer and sale of the shares issuable on conversion of the notes on the demand of any holder of the notes.

         We have no other loans outstanding to any of our officers, Directors or principal shareholders.

                                     PART IV
                                     -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

        (a) EXHIBIT                                                 DESCRIPTION
  -----------------------        -----------------------------------------------------------------------------------

            3.1                  Articles of Incorporation*

            3.2                  By-Laws of the Company*

           10.1                  Acquisition  Agreement  dated  January 26,  1999  between the Company and Mr. Paul
                                 Watkins, Ms. Cheryl Watkins, 549419 BC Ltd. and Kathler Holdings Inc.*

           10.2                  Consulting  Contract  dated March 31, 2002 with  Kathler  Holdings  Inc. and Brian
                                 Kathler.

           10.3                  Consulting  Contract  dated March 31, 2002 with  Watkins  Communications  Inc. and
                                 Paul Watkins.

           10.4                  Consulting Contract dated March 31, 2002 with Robert Gamon

           21.0                  Subsidiaries of Registrant:
                                 Name                              State or Jurisdiction of Incorporation
                                 ----                              --------------------------------------
                                 ViaVid Broadcasting Corp.          British Columbia

------------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form 10-SB filed June 29, 1999 (File No. 0-26535).

(b)  Reports on Form 8-K

         The Registrant has not filed any Current Reports on Form 8-K for the quarter ended March 31, 2002.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            VIAVID BROADCASTING, INC.

                        BY: /s/ Brian Kathler
                            --------------------------------------
                            Brian Kathler, PRESIDENT


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                                       DATE
---------                                  -----                                       ----

/s/Brian Kathler                           President (Principal                        June 20, 2002
-----------------------------              Executive Officer and Principal
Brian Kathler                              Financial and Accounting Officer
                                           and Director)


 /s/ Paul Watkins
-----------------------------              Director                                    June 20, 2002
Paul Watkins


 /s/ Robert Gamon
-----------------------------              Director                                    June 20, 2002
Robert Gamon


/s/ James King
-----------------------------              Director                                    June 20, 2002
James King




REPORTS\2001\FORM10-Ks\10-KSB Draft

                            VIAVID BROADCASTING INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2002

DAVIDSON & COMPANY            Chartered Accountants            A Partnership of Incorporated Professionals


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of
ViaVid Broadcasting Inc.
(A Development Stage Company)


We have audited the consolidated balance sheets of ViaVid Broadcasting Inc. as at March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from the start of the development stage on January 20, 1999 to March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the period from the start of the development stage on January 20, 1999 to March 31, 2002 in accordance with generally accepted accounting principles in the United States of America.

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


                                                            "DAVIDSON & COMPANY"

Vancouver, Canada                                          Chartered Accountants

May 1, 2002

                          A Member of SC INTERNATIONAL

          1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre,
                         Vancouver, BC, Canada, V7Y 1G6
                   Telephone (604) 687-0947 Fax (604) 687-6172

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31

======================================================================================================================
                                                                                         2002                 2001
----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash                                                                             $    10,616           $    51,918
    Accounts receivable                                                                   86,076                28,330
    Prepaid expenses                                                                          --                 9,366
                                                                                     -----------           -----------
Total current assets                                                                      96,692                89,614

CAPITAL ASSETS (Note 4)                                                                  129,578               163,290
                                                                                     -----------           -----------
Total assets                                                                         $   226,270           $   252,904
======================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                         $    88,909           $    54,848
    Due to related parties (Note 5)                                                        5,858                36,044
                                                                                     -----------           -----------
Total current liabilities                                                                 94,767                90,892

CONVERTIBLE PROMISSORY NOTES (Note 6)                                                    150,000                    --
                                                                                     -----------           -----------
                                                                                         244,767                90,892
                                                                                     -----------           -----------

STOCKHOLDERS' EQUITY
    Capital stock (Note 7)
       Authorized
              25,000,000 common shares with a par value of $0.001 per share
       Issued and outstanding
              12,023,000 common shares (2001 - 8,113,000 common shares)                   12,023                 8,113
    Additional paid-in capital                                                         2,829,351             2,143,074
    Share subscriptions received in advance                                                   --               106,000
    Deficit accumulated during the development stage                                  (2,859,871)           (2,095,175)
                                                                                     -----------           -----------
    Total stockholders' (deficit) equity                                                 (18,497)              162,012
                                                                                     -----------           -----------
Total liabilities and stockholders' equity                                           $   226,270           $   252,904
======================================================================================================================

NATURE OF OPERATIONS (Note 1)

SUBSEQUENT EVENT (Note 11)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

=================================================================================================================
                                                        Period From
                                                      Incorporation
                                                                 on
                                                        January 20,
                                                            1999 to            Year Ended             Year Ended
                                                          March 31,             March 31,              March 31,
                                                               2002                  2002                   2001
-----------------------------------------------------------------------------------------------------------------
REVENUE
    Broadcast and web income                           $    363,144           $    275,280           $     39,784
                                                       ------------           ------------           ------------

EXPENSES
    Amortization                                            135,711                 44,460                 51,702
    Bad debts                                                 3,677                  3,677                     --
    Conference calls                                        331,642                198,112                133,530
    Consulting                                              968,000                293,281                368,291
    Foreign exchange                                         13,654                    665                  8,967
    Interest expense                                         37,500                 37,500                     --
    Office and miscellaneous                                288,437                 75,261                 89,442
    Professional fees                                       261,321                 74,672                 72,997
    Rent                                                    139,724                 38,319                 46,099
    Salaries and benefits                                   343,160                 88,165                152,231
    Stock based compensation                                639,342                181,755                119,958
    Travel and promotion                                     72,040                  2,887                 21,839
                                                       ------------           ------------           ------------
                                                          3,234,208              1,038,754              1,065,056
                                                       ------------           ------------           ------------
LOSS BEFORE OTHER ITEMS                                  (2,871,064)              (763,474)            (1,025,272)
                                                       ------------           ------------           ------------

OTHER ITEMS
Loss on sale of assets                                       (2,118)                (2,118)                    --
Interest income                                              13,311                    896                  6,911
                                                       ------------           ------------           ------------
                                                             11,193                 (1,222)                 6,911
                                                       ------------           ------------           ------------

LOSS FOR THE PERIOD                                    $ (2,859,871)          $   (764,696)          $ (1,018,361)
=================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                              $      (0.07)          $      (0.14)
=================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                   10,910,370              7,288,729
=================================================================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

=============================================================================================================================

                                                Common Stock                                          Deficit
                                         -------------------------                         Sub-   Accumulated
                                                                      Additional     scriptions    During the
                                             Number                      Paid-in       Received   Development
                                          of Shares      Amount          Capital     in Advance         Stage          Total
-----------------------------------------------------------------------------------------------------------------------------
Shares issued on acquisition
    (Note 1)                               5,100,000   $     5,100   $        --    $        --   $        --    $     5,100
Shares issued for cash                       500,000           500         4,500             --            --          5,000
Shares issued for cash                       100,000           100        49,900             --            --         50,000
Shares issued for cash                       184,000           184       183,816             --            --        184,000
Loss for the period                               --            --            --             --       (71,668)       (71,668)
                                         -----------   -----------   -----------    -----------   -----------    -----------

BALANCE AT MARCH 31, 1999                  5,884,000         5,884       238,216             --       (71,668)       172,432

Shares issued for cash                       768,000           768       782,232             --            --        783,000
Stock-based compensation for
    options issued to consultants
    and non-employees                             --            --       337,629             --            --        337,629
Loss for the year                                 --            --            --             --    (1,005,146)    (1,005,146)
                                         -----------   -----------   -----------    -----------   -----------    -----------

BALANCE AT MARCH 31, 2000                  6,652,000         6,652     1,358,077             --    (1,076,814)       287,915

Shares issued for exercise of
    stock options                            180,000           180       179,820             --            --        180,000
Shares issued for consulting fees             75,000            75        37,425             --            --         37,500
Shares issued pursuant to a
    private placement                        740,000           740       369,260             --            --        370,000
Shares issued for finders fee
    on private placement                       4,000             4         1,996             --            --          2,000
Finders fee on private placement                  --            --       (31,000)            --            --        (31,000)
Shares issued for consulting fees            312,000           312        77,688             --            --         78,000
Shares issued for exercise of
    stock options                            150,000           150        29,850             --            --         30,000
Stock-based compensation for
    options issued to consultants                 --            --       119,958             --            --        119,958
Subscriptions received in advance                 --            --            --        106,000            --        106,000
Loss for the year                                 --            --            --             --    (1,018,361)    (1,018,361)
                                         -----------   -----------   -----------    -----------   -----------    -----------

BALANCE AT MARCH 31, 2001                  8,113,000   $     8,113   $ 2,143,074    $   106,000   $(2,095,175)   $   162,012
=============================================================================================================================

                                  - continued -

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================================================================

                                                Common Stock                                             Deficit
                                         --------------------------                          Sub-    Accumulated
                                                                        Additional     scriptions     During the
                                             Number                        Paid-in       Received    Development
                                          of Shares        Amount          Capital     in Advance          Stage          Total
--------------------------------------------------------------------------------------------------------------------------------

Continued...

BALANCE AT MARCH 31, 2001                  8,113,000    $     8,113    $ 2,143,074    $   106,000    $(2,095,175)   $   162,012

    Subscriptions received in
       advance                                    --             --             --       (106,000)            --       (106,000)
    Shares issued for cash                 1,290,000          1,290        256,710             --             --        258,000
    Finders fee on private
       placement                                  --             --        (15,825)            --             --        (15,825)
    Shares issued for consulting
       fees                                  200,000            200          9,800             --             --         10,000
    Shares issued for consulting
       fees                                  350,000            350         34,650             --             --         35,000
    Shares issued for cash                   500,000            500         24,500             --             --         25,000
    Shares issued for exercise of
       warrants                              550,000            550        109,450             --             --        110,000
    Shares issued for exercise of
       warrants                              500,000            500         24,500             --             --         25,000
    Shares issued for exercise of
       stock options                         170,000            170         33,830             --             --         34,000
    Shares issued for consulting
       fees                                  100,000            100          4,900             --             --          5,000
    Shares issued for consulting
       fees                                  250,000            250         12,250             --             --         12,500
    Shares issued for cash                   250,000            250         12,250             --             --         12,500
    Finders fee                                   --             --        (15,243)            --             --        (15,243)
    Stock-based compensation for
       options issued to
       consultants                                --             --        181,755             --             --        181,755
    Issuance of convertible
       promissory notes                           --             --         37,500             --             --         37,500
    Return to treasury                      (250,000)          (250)       (24,750)            --             --        (25,000)
    Loss for the year                             --             --             --             --       (764,696)      (764,696)
                                         -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT MARCH 31, 2002                 12,023,000    $    12,023    $ 2,829,351    $        --    $(2,859,871)   $   (18,497)
================================================================================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

===========================================================================================================================
                                                                             Period From
                                                                           Incorporation
                                                                                      on
                                                                             January 20,
                                                                                 1999 to       Year Ended       Year Ended
                                                                               March 31,        March 31,        March 31,
                                                                                    2002             2002             2001
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                      $(2,859,871)     $  (764,696)     $(1,018,361)
    Items not affecting cash
       Amortization                                                              135,711           44,460           51,702
       Stock based compensation                                                  639,342          181,755          119,958
       Consulting fees                                                           153,000           37,500          115,500
       Intrinsic value of beneficial conversion feature
          of convertible promissory notes                                         37,500           37,500               --
       Loss on sale of assets                                                      2,118            2,118               --

    Changes in non-cash working capital items
       Increase in accounts receivable                                           (86,076)         (57,746)         (22,166)
       Decrease in prepaid expenses                                                   --            9,366            3,679
       Increase in accounts payable and accrued liabilities                       88,909           34,061           23,054
                                                                             -----------      -----------      -----------
    Net cash used in operating activities                                     (1,889,367)        (475,682)        (726,634)
                                                                             -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                               (271,667)         (22,561)         (31,252)
    Acquisition of subsidiary                                                       (335)              --               --
                                                                             -----------      -----------      -----------
    Net cash used in investing activities                                       (272,002)         (22,561)         (31,252)
                                                                             -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                1,900,432          327,432          551,000
    Proceeds from sale of assets                                                   9,695            9,695               --
    Subscriptions received in advance                                            106,000               --          106,000
    Loans from related parties                                                   155,858          119,814           18,264
                                                                             -----------      -----------      -----------
    Net cash provided by financing activities                                  2,171,985          456,941          675,264
                                                                             -----------      -----------      -----------

CHANGE IN CASH FOR THE PERIOD                                                     10,616          (41,302)         (82,622)

CASH, BEGINNING OF PERIOD                                                             --           51,918          134,540
                                                                             -----------      -----------      -----------
CASH, END OF PERIOD                                                          $    10,616      $    10,616      $    51,918
===========================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 10)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
================================================================================


1.       NATURE OF OPERATIONS

         ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. On January 27, 1999, the Company completed the acquisition of ViaVid Broadcasting Corp. ("VBC"), a related Canadian company operating in Vancouver, British Columbia, Canada. VBC was incorporated under the laws of British Columbia on July 26, 1994.

         The Company's primary business is to provide webcasting, teleconferencing and transcription services to corporate clients throughout North America. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises", the Company is deemed to be in the development stage.

2.       GOING CONCERN

         As at March 31, 2002, the Company has an accumulated deficit of $2,859,871. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Management is of the opinion that sufficient working capital will be obtained from external financing and further share issuances to meet the Company's liabilities as they become due.

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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


         ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In accordance with SFAS 121, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. As at March 31, 2002 and 2001, the Company's analysis indicated that there was not an impairment of its long-lived assets.

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities, due to related parties and convertible promissory notes. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

         REVENUE RECOGNITION

         Revenue is recognized once the audio conference, filming or editing of a project has been completed and invoices and collection of the amounts is reasonably assured.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         FOREIGN CURRENCY TRANSLATION

         The Company accounts for foreign currency transactions and translation of foreign currency financial statements under SFAS No. 52, "Foreign Currency Translation". The Company records its operations in the Canadian subsidiary, VBC, using the US dollar. Accordingly, carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

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

         LOSS PER SHARE

         In February 1997, the FASB issued SFAS 128, "Earnings Per Share". Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares outstanding for 2002, 10,910,370, and 2001, 7,288,729, do not include the 1,112,000 (2001 - 372,000) warrants outstanding, the stock options of 1,117,000 (2001 - 667,000) and the 250,000 shares of common stock returned to treasury subsequent to March 31, 2002, as their effect would be anti-dilutive.

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB approved the issuance of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting making the use of the pooling-of-interest ___ method prohibited. This statement also establishes criteria for separate recognition of intangible assets acquired in a purchase business combination. SFAS 141 is effective for business combinations completed after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

         In July 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

         In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

         The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
================================================================================


4.       CAPITAL ASSETS

         =======================================================================================
                                                                     Accumulated        Net Book
                                                          Cost      Amortization           Value
         ---------------------------------------------------------------------------------------
         2002
             Computer equipment                         $170,465        $ 90,249        $ 80,216
             Office furniture                             17,011           6,027          10,984
             Telephone and video equipment                67,932          29,554          38,378
                                                        --------        --------        --------
                                                        $255,408        $125,830        $129,578
                                                        ========        ========        ========

         2001
             Computer equipment                         $153,986        $ 59,402        $ 94,584
             Office furniture                             12,239           3,949           8,290
             Telephone and video equipment                82,881          22,465          60,416
                                                        --------        --------        --------
                                                        $249,106        $ 85,816        $163,290
         =======================================================================================


5.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         a) Paid or accrued consulting fees of $155,858 (2001 - $194,848) to three directors of the Company

         b) Issued three 3% convertible promissory notes of $50,000 each for a total debt of $150,000 (2001 - $Nil) to related parties (Note 6).

         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties unless otherwise noted.

         Amounts due to related parties, other than the convertible promissory notes, are unsecured and non-interest bearing, therefore, the fair value of the amounts owed to the related parties is not determinable.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
================================================================================


6.       CONVERTIBLE PROMISSORY NOTES

         =================================================================================================================
                                                                                                   2002           2001
         -----------------------------------------------------------------------------------------------------------------
         On March 11, 2002, the Company issued three convertible promissory notes to related parties at $50,000 each bearing interest at 3% per annum, payable at maturity on December 31, 2004. The promissory notes are convertible at any time at the option of the holder into common shares of the Company at the lesser of $0.50 per share and 80% of the fair market value of the common shares, but not less than $0.05 per share. The intrinsic value of the beneficial conversion feature of $37,500 was charged to interest
             expense for the current year.                                                      $ 150,000       $      --

         Current portion                                                                               --              --
                                                                                                ---------       ---------

         Long term                                                                              $ 150,000       $      --
         =================================================================================================================


7.       CAPITAL STOCK

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

         In June 2001, the Company issued 500,000 units at $0.05 per unit pursuant to a unit offering. Each unit consisted of one share of common stock and one warrant enabling the holder to purchase an additional share of common stock at $0.05 per share until February 28, 2004.

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
================================================================================


7.       CAPITAL STOCK (cont'd...)

         In November 2001, the Company issued 250,000 shares of common stock for consulting services for an agreed amount of $12,500.

         In December 2001, the Company issued 250,000 shares of common stock at $0.05 per share.

         Subsequent to year end, 250,000 shares of common stock issued for consulting fees at an agreed value of $25,000 were returned to treasury.

         WARRANTS

         =======================================================================
                                                    2002               2001
         -----------------------------------------------------------------------

         Balance, beginning of the year            372,000                  --
             Issued during the year              1,790,000             372,000
             Exercised during the year          (1,050,000)                 --
                                                ----------          ----------

         Balance, end of the year                1,112,000             372,000
         =======================================================================

         As at March 31, 2002, there were 372,000 warrants outstanding that are exercisable into 372,000 common shares at $0.50 per share until September 30, 2003, and 740,000 warrants outstanding that are exercisable into 740,000 common shares at $0.20 per share until February 28, 2004.

8.       INCOME TAXES

         The Company's total deferred income tax asset is as follows:

================================================================================
                                                             2002        2001
--------------------------------------------------------------------------------

         Tax benefit of net operating loss carry forward  $ 855,500   $ 677,900
         Valuation allowance                               (855,500)   (677,900)
                                                          ---------   ---------
                                                          $      --   $      --
================================================================================

         The Company has an operating loss carryforward of approximately $423,000 which expires in the year 2022. The Company's subsidiary, ViaVid Broadcasting Corp., has Canadian operating losses carryforward of approximately $1,670,000 which expire from 2004 to 2009. The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty regarding realizability.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
================================================================================


9.       STOCK-BASED COMPENSATION EXPENSE

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the option price. No stock based compensation has resulted from the use of this standard.

         Following is a summary of the stock option activity:

         ==================================================================================================
                                                           2002                             2001
                                                --------------------------      ---------------------------
                                                                  Weighted                        Weighted
                                                                   Average                         Average
                                                   Number         Exercise         Number         Exercise
                                                of Shares            Price      of Shares            Price
         ------------------------------------------------------------------------------------- ---------------
         Outstanding, beginning of year           667,000         $   0.55        642,000         $   1.49
             Granted                              960,000             0.17        715,000             0.85
             Forfeited                           (340,000)            0.46       (360,000)           (1.33)
             Exercised                           (170,000)            0.20       (330,000)           (0.64)
                                                ---------                        --------

         Outstanding, end of year               1,117,000         $   0.30        667,000         $   0.55
         ==================================================================================================

         The weighted average fair value of options granted to employees, non-employees and consultants during the current year was approximately $0.14 (2001 - $0.43) per share.

                                  - continued -

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
================================================================================


9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of options outstanding at March 31, 2002:

========================================================================================================
                                           Outstanding Options                   Exercisable Options
                                 ---------------------------------------       -------------------------
                                                 Weighted
                                                  Average       Weighted                        Weighted
                                                Remaining        Average                         Average
                                              Contractual       Exercise                        Exercise
         Exercise Price           Number             Life          Price        Number             Price
--------------------------------------------------------------------------------------------------------
         $   0.30                 25,000             0.04       $   0.30        25,000          $   0.30
             1.00                 20,000             0.65           1.00        20,000              1.00
             0.30                 80,000             0.80           0.30        80,000              0.30
             1.00                 12,000             0.80           1.00        12,000              1.00
             3.50                 25,000             0.92           3.50        25,000              3.50
             0.30                 50,000             1.03           0.30        50,000              0.30
             0.37                 20,000             1.22           0.37        20,000              0.37
             1.00                 10,000             1.51           1.00        10,000              1.00
             0.40                 25,000             1.78           0.40        25,000              0.40
             0.30                 15,000             1.84           0.30        15,000              0.30
             0.30                 45,000             1.97           0.30        45,000              0.30
             0.30                 10,000             2.00           0.30        10,000              0.30
             0.20                150,000             2.02           0.20       150,000              0.20
             0.30                 15,000             2.25           0.30        12,000              0.30
             0.20                 15,000             2.55           0.20        15,000              0.20
             0.30                100,000             2.60           0.30       100,000              0.30
             0.10                500,000             2.88           0.10       500,000              0.10
========================================================================================================

         NON-VESTED STOCK OPTIONS

         The Company has 3,000 stock options exercisable at $0.30 per share that will become fully vested as of April 1, 2002.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
================================================================================


9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         COMPENSATION

         Had compensation cost for employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

         =======================================================================
                                                    2002              2001
         -----------------------------------------------------------------------
         NET LOSS
             As reported                        $  (764,696)       $ (1,018,361)
         =======================================================================

             Pro forma                          $  (768,089)       $ (1,058,854)
         =======================================================================

         BASIC AND DILUTED LOSS PER SHARE
             As reported                        $     (0.07)       $      (0.14)
         =======================================================================

             Pro forma                          $     (0.07)       $      (0.15)
         =======================================================================

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

         =======================================================================
                                                  2002               2001
         -----------------------------------------------------------------------
         Risk-free interest rate             0.00% - 4.327%%    4.300% - 6.484%
         Expected life of the options                2 years            2 years
         Expected volatility               180.41% - 234.29%        50%-175.85%
         Expected dividend yield                       --                 --
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

         The Company granted 925,000 options to third party consultants during the year ended March 31, 2002 and accordingly, the stock based compensation recognized using the Black Scholes Option pricing model was $127,756. The amount expensed during 2002 was $181,755, and the total unamortized balance is $86,871. This amount can be allocated to another expense category in the accompanying consolidated statements of operations as consulting fees.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
================================================================================


10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         =======================================================================
                                                          2002            2001
         ----------------------------------------------------------------------
         Cash paid for income taxes                     $     --        $     --
         =======================================================================

         Cash paid for interest                         $     --        $     --
         =======================================================================

         The following non-cash investing and financing transactions occurred during the period ended March 31, 2002:

         a) The Company issued 900,000 shares of common stock at an agreed value of $62,500 for consulting services of which 250,000 shares at an agreed value of $25,000 were returned to treasury subsequent to year end.

         b) The Company issued three convertible promissory notes at an agreed value of $50,000 each for a total of $150,000 to related parties. The intrinsic value of beneficial conversion feature of $37,500 was charged to interest expense for the year.

         c) The Company issued 530,000 shares of common stock for $106,000 which were share subscriptions received at March 31, 2001.

         The following non-cash, investing and financing transactions occurred during the year ended March 31, 2001:

         a) The Company issued 75,000 shares of common stock at an agreed value of $37,500 for consulting services.

         b) The Company issued 4,000 shares of common stock at a deemed value of $2,000 for finders fees.

         c) The Company issued 312,000 shares of common stock at a deemed value of $78,000 for consulting services.

11.      SUBSEQUENT EVENT

         Subsequent to March 31, 2002, the Company returned to treasury 250,000 shares of common stock which had been issued for consulting services for an agreed amount of $25,000.