Form 10QSB
period 2002-06-30
VIAVID BROADCASTING INC
filed 2002-08-14
CIK 1079110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    -------------   ---------------

     Commission File Number 0-26535

                            VIAVID BROADCASTING, INC.
                            -------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding as of
              Class                        August 13, 2002
              --------------------         -----------------

              Common Stock                 12,023,000 shares

                         PART 1 B FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ending June 30, 2002 are included with this Form 10-QSB. The unaudited financial statements for the three months ending June 30, 2002 include:

         (a) Consolidated Balance Sheet as of June 30, 2002 ("unaudited") and March 31, 2002 ("audited");

         (b) Consolidated Statement of Operations - Cumulative from Incorporation to June 30, 2002, three months ended June 30, 2002 and three months ended June 30, 2001;

         (c) Consolidated Statement of Stockholders' Equity for the period ending June 30, 2002;

         (d) Consolidated Statements of Cash Flows - Cumulative from Incorporation to June 30, 2002, three months ended June 30, 2002 and three months ended June 30, 2001;

         (e)  Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending March 31, 2003.

                            VIAVID BROADCASTING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2002

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)




======================================================================================================================

                                                                                         June 30,           March 31,
                                                                                           2002               2002
                                                                                        -----------        -----------
----------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash                                                                                $    11,448        $    10,616
    Accounts receivable                                                                      60,797             86,076
                                                                                        -----------        -----------

    Total current assets                                                                     72,245             96,692

CAPITAL ASSETS (Note 5)                                                                     123,730            129,578
                                                                                        -----------        -----------

                                        TOTAL ASSETS                                    $   195,975        $   226,270
======================================================================================================================



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                            $   124,051        $    88,909
    Due to related parties (Note 6)                                                          38,074              5,858
                                                                                        -----------        -----------

    Total current liabilities                                                               162,125             94,767
                                                                                        -----------        -----------

CONVERTIBLE PROMISSORY NOTES  (NOTE 7)                                                      150,000            150,000
                                                                                        -----------        -----------

TOTAL LIABILITIES                                                                           312,125            244,767
                                                                                        -----------        -----------

STOCKHOLDERS' DEFICIENCY
    Capital stock (Note 8)
       Authorized
              25,000,000 common shares with a par value of $0.001 per share
       Issued and outstanding
              12,023,000  common shares (March 31, 2002 - 12,023,000 common shares)          12,023             12,023
    Additional paid-in capital                                                            2,866,886          2,829,351
    Deficit accumulated during the development stage                                     (2,995,059)        (2,859,871)
                                                                                        -----------        -----------
    Total stockholders' deficiency                                                         (116,150)           (18,497)
                                                                                        -----------        -----------

                       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $   195,975        $   226,270
======================================================================================================================




NATURE OF OPERATIONS (NOTE 1)
SUBSEQUENT EVENTS (NOTE 12)

The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)




=======================================================================================
                                        Period From
                                      Incorporation
                                                 on
                                        January 20,      Three months      Three months
                                            1999 to             Ended             Ended
                                           June 30,          June 30,          June 30,
                                               2002              2002              2001
---------------------------------------------------------------------------------------


REVENUE
    Broadcast and web income            $   470,888       $   107,744       $    37,372
                                        -----------       -----------       -----------


EXPENSES
    Amortization                            144,199             8,488            11,006
    Bad debts                                 6,663             2,986                --
    Conference calls                        391,938            60,296            49,258
    Consulting                            1,025,918            57,918           113,297
    Foreign exchange                         16,976             3,322               430
    Interest expense                         37,500                --                --
    Office and miscellaneous                315,523            27,086            29,718
    Professional fees                       276,410            15,089             9,946
    Rent                                    149,999            10,275            11,094
    Salaries and benefits                   361,733            18,573            30,860
    Stock based compensation                676,877            37,535            33,711
    Travel and promotion                     73,428             1,388            17,322
                                        -----------       -----------       -----------

                                          3,477,164           242,956           306,642
                                        -----------       -----------       -----------

Loss before other items                  (3,006,276)         (135,212)         (269,270)

OTHER ITEMS
    Loss on sale of assets                   (2,118)               --                --
    Interest income                          13,335                24               692
                                        -----------       -----------       -----------

                                             11,217                24               692
                                        -----------       -----------       -----------

Loss for the period                     $(2,995,059)      $  (135,188)      $  (268,578)
=======================================================================================

Basic and diluted loss per share                          $     (0.01)      $     (0.03)
=======================================================================================

Weighted average shares outstanding                        12,023,000         8,898,054
=======================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)




=======================================================================================================================
                                                                                                 Deficit
                                           Common Stock                               Sub-   Accumulated
                                      -----------------------    Additional     scriptions    During the
                                         Number                     Paid-in       Received   Development
                                      of Shares        Amount       Capital     in Advance         Stage          Total
-----------------------------------------------------------------------------------------------------------------------

Shares issued on acquisition
    (Note 1)                          5,100,000   $     5,100   $        --    $        --   $        --    $     5,100
Shares issued for cash                  500,000           500         4,500             --            --          5,000
Shares issued for cash                  100,000           100        49,900             --            --         50,000
Shares issued for cash                  184,000           184       183,816             --            --        184,000
Loss for the period                          --            --            --             --       (71,668)       (71,668)
                                      ---------   -----------   -----------    -----------   -----------    -----------

BALANCE AT MARCH 31, 1999             5,884,000         5,884       238,216             --       (71,668)       172,432

Shares issued for cash                  768,000           768       782,232             --            --        783,000
Stock-based compensation for
    options issued to consultants
    and non-employees                        --            --       337,629             --            --        337,629
Loss for the year                            --            --            --             --    (1,005,146)    (1,005,146)
                                      ---------   -----------   -----------    -----------   -----------    -----------

BALANCE AT MARCH 31, 2000             6,652,000         6,652     1,358,077             --    (1,076,814)       287,915

Shares issued for exercise of
    stock options                       180,000           180       179,820             --            --        180,000
Shares issued for consulting fees        75,000            75        37,425             --            --         37,500
Shares issued pursuant to a
    private placement                   740,000           740       369,260             --            --        370,000
Shares issued for finders fee
    on private placement                  4,000             4         1,996             --            --          2,000
Finders fee on private placement             --            --       (31,000)            --            --        (31,000)
Shares issued for consulting fees       312,000           312        77,688             --            --         78,000
Shares issued for exercise of
    stock options                       150,000           150        29,850             --            --         30,000
Stock-based compensation for
    options issued to consultants            --            --       119,958             --            --        119,958
Subscriptions received in advance            --            --            --        106,000            --        106,000
Loss for the year                            --            --            --             --    (1,018,361)    (1,018,361)
                                      ---------   -----------   -----------    -----------   -----------    -----------

BALANCE AT MARCH 31, 2001             8,113,000   $     8,113   $ 2,143,074    $   106,000   $(2,095,175)   $   162,012
=======================================================================================================================



                                  - Continued -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)



==========================================================================================================================
                                                                                                    Deficit
                                           Common Stock                               Sub-      Accumulated
                                      ------------------------     Additional     scriptions     During the
                                         Number                       Paid-in       Received    Development
                                      of Shares         Amount        Capital     in Advance          Stage       Total
--------------------------------------------------------------------------------------------------------------------------

Cont'd...



BALANCE AT MARCH 31, 2001             8,113,000    $     8,113    $ 2,143,074    $   106,000    $(2,095,175)   $   162,012

    Subscriptions received in
       advance                               --             --             --       (106,000)            --       (106,000)
    Shares issued for cash            1,290,000          1,290        256,710             --             --        258,000
    Finders fee on private
       placement                             --             --        (15,825)            --             --        (15,825)
    Shares issued for consulting
       fees                             200,000            200          9,800             --             --         10,000
    Shares issued for consulting
       fees                             350,000            350         34,650             --             --         35,000
    Shares issued for cash              500,000            500         24,500             --             --         25,000
    Shares issued for exercise of
       warrants                         550,000            550        109,450             --             --        110,000
    Shares issued for exercise of
       warrants                         500,000            500         24,500             --             --         25,000
    Shares issued for exercise of
       stock options                    170,000            170         33,830             --             --         34,000
    Shares issued for consulting
       fees                             100,000            100          4,900             --             --          5,000
    Shares issued for consulting
       fees                             250,000            250         12,250             --             --         12,500
    Shares issued for cash              250,000            250         12,250             --             --         12,500
    Finders fee                              --             --        (15,243)            --             --        (15,243)
    Stock-based compensation for
       options issued to
       consultants                           --             --        181,755             --             --        181,755
    Issuance of convertible
       promissory notes                      --             --         37,500             --             --         37,500
    Shares returned to treasury        (250,000)          (250)       (24,750)            --             --        (25,000)
    Loss for the year                        --             --             --             --       (764,696)      (764,696)
                                      ---------    -----------    -----------    -----------    -----------    -----------

BALANCE AT MARCH 31, 2002            12,023,000         12,023      2,829,351             --     (2,859,871)       (18,497)

Loss for the period                                                                                (135,188)      (135,188)
Stock-based Compensation                     --             --         37,535             --             --         37,535
                                      ---------    -----------    -----------    -----------    -----------    -----------

BALANCE AT JUNE 30, 2002             12,023,000    $    12,023    $ 2,866,886    $        --    $(2,995,059)   $  (116,150)
==========================================================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


====================================================================================================================
                                                                        Period From
                                                                      Incorporation
                                                                                 On
                                                                        January 20,     Three months    Three months
                                                                            1999 to            Ended           Ended
                                                                           June 30,         June 30,        June 30,
                                                                               2002             2002            2001
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                 $(2,995,059)     $  (135,188)    $  (268,578)
    Items not affecting cash
       Amortization                                                         144,199            8,488          11,006
       Stock based compensation                                             676,877           37,535          33,711
       Consulting fees                                                      153,000               --          45,000
       Intrinsic value of beneficial conversion feature
       of convertible promissory notes                                       37,500               --
       Loss on sale of assets                                                 2,118               --

    Changes in non-cash working capital items
       (Increase) decrease in accounts receivable                           (60,797)          25,279          (4,685)
       Decrease in prepaid expenses                                              --               --           4,158
       Increase(decrease) in accounts payable and accrued liabilities       124,051           35,142         (15,361)
                                                                        -----------      -----------     -----------

    Net cash used in operating activities                                (1,918,111)         (28,744)       (194,749)
                                                                        -----------      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                          (274,307)          (2,640)        (12,905)
    Acquisition of subsidiary                                                  (335)              --              --
                                                                        -----------      -----------     -----------

    Net cash used in investing activities                                  (274,642)          (2,640)        (12,905)
                                                                        -----------      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                           2,006,432               --         283,000
    Proceeds from sale of assets                                              9,695               --              --
    Subscriptions received in advance                                            --               --        (106,000)
    Loans from related parties                                              188,074           32,216             523
                                                                        -----------      -----------     -----------

    Net cash provided by financing activities                             2,204,201           32,216         177,523
                                                                        -----------      -----------     -----------

CHANGE IN CASH FOR THE PERIOD                                                11,448              832         (30,131)


CASH, BEGINNING OF PERIOD                                                        --           10,616          51,918
                                                                        -----------      -----------     -----------

CASH, END OF PERIOD                                                     $    11,448      $    11,448     $    21,787
====================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 11)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002


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


2.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at June 30, 2002 and for the three month period then ended have been made. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2002. The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2003.

3.       GOING CONCERN

         As at June 30, 2002, the Company has an accumulated deficit of $2,995,059. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Management is of the opinion that sufficient working capital will be obtained from external financing and further share issuances to meet the Company's liabilities as they become due.

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

================================================================================


4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


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


         ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         Long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. As at June 30, 2002 and March 31, 2002, the Company's analysis indicated that there was no impairment of its long-lived assets.


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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

         LOSS PER SHARE

         In February 1997, the FASB issued SFAS 128, "Earnings Per Share". Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares outstanding at June 30, 2002, (12,023,000), and 2001, (8,898,054), do not include the 1,112,000 (2001 - 2,162,000) warrants outstanding, and outstanding stock options of 892,000 (2001 - 822,000) as their effect would be anti-dilutive.

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002


================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB approved the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

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

         In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

         In April 2002, FASB issued Statements of Financial Accounting No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally SFAS 145 is effective for transactions occurring after May 15, 2002.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002


================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.


5.       CAPITAL ASSETS



      =========================================================================
                                                        Accumulated    Net Book
                                                 Cost  Amortization       Value
      -------------------------------------------------------------------------


      JUNE 30, 2002
          Computer equipment                 $173,106      $ 96,130    $ 76,976
          Office furniture                     17,011         6,574      10,437
          Telephone and video equipment        67,932        31,615      36,317
                                             --------      --------    --------

                                             $258,049      $134,319    $123,730
                                             ==================================

      MARCH 31, 2002
          Computer equipment                 $170,465      $ 90,249    $ 80,216
          Office furniture                     17,011         6,027      10,984
          Telephone and video equipment        67,932        29,554      38,378
                                             --------      --------    --------

                                             $255,408      $125,830    $129,578
      =========================================================================

6.       RELATED PARTY TRANSACTIONS


         During the period, the Company entered into the following transactions with related parties:


         Paid or accrued consulting fees as follows:

         a)  $57,919 (2001 - $43,794) to three directors of the Company.


         These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties unless otherwise noted.

         Amounts due to related parties are unsecured and are non-interest bearing, therefore, the fair value of the amounts owed to the related parties are not determinable.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002




===================================================================================================================

7.  CONVERTIBLE PROMISSORY NOTES
    ===============================================================================================================
                                                                                            June 30,      March 31,
                                                                                                2002           2002
    ---------------------------------------------------------------------------------------------------------------

    On  March 11, 2002, the Company issued three convertible promissory notes to related parties at $50,000 each bearing interest at 3% per annum, payable at maturity on December 31, 2004. The promissory notes are convertible at any time at the option of the holder into common shares of the Company at the lesser of $0.50 per share and 80% of the fair market value of the common shares, but not less than $0.05 per share. The intrinsic value of the beneficial conversion feature of $37,500 was charged to interest
    expense in the previous year.                                                         $  150,000     $  150,000

    Current portion                                                                               --             --
                                                                                          ----------     ----------

    Long term                                                                             $  150,000     $  150,000
    ===============================================================================================================


8.  CAPITAL STOCK

    Warrants



    ===============================================================================================================

                                                                                                             2002
    ---------------------------------------------------------------------------------------------------------------

    Balance, beginning of the period                                                                      1,112,000
       Issued during the period                                                                                  --
       Exercised during the period                                                                               --
                                                                                                         ----------

    Balance, end of the period                                                                            1,112,000
    ===============================================================================================================



    As at June 30, 2002, there were 1,112,000 warrants outstanding that are exercisable into 372,000 common shares at $0.50 per share until September 30, 2003, and 740,000 warrants outstanding that are exercisable into 740,000 common shares at $0.20 per share until February 28, 2004.

9.  INCOME TAXES

    The Company's total deferred tax asset is as follows:



    ===============================================================================================================
                                                                                            June 30,      March 31,
                                                                                                2002           2002
    ---------------------------------------------------------------------------------------------------------------



    Tax benefit of net operating loss carry forward                                       $  892,396     $  855,500
    Valuation allowance                                                                     (892,396)      (855,500)
                                                                                          ----------     ----------

                                                                                          $       --     $       --
    ===============================================================================================================


VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002


================================================================================

9.       INCOME TAXES (cont'd...)

         The Company has an operating loss carryforward of approximately $436,000 which expires in the year 2022. The Company's subsidiary, ViaVid Broadcasting Corp., has Canadian operating losses carryforward of approximately $1,746,000 which expire from 2004 to 2009. The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty regarding realizability.

10.      STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activity:


      ============================================================================================
                                                    2002                            2001
                                          ------------------------       -------------------------
                                                          Weighted                        Weighted
                                                           Average                         Average
                                             Number       Exercise          Number        Exercise
                                          of Shares          Price       of Shares           Price
      --------------------------------------------------------------------------------------------

      Outstanding, beginning of period    1,117,000        $  0.30         667,000        $   0.55
          Granted                                --                        155,000            0.20
          Forfeited                        (225,000)          0.12              --              --
          Exercised                              --                             --              --
                                          ---------                        -------

      Outstanding, end of period            892,000        $  0.34         822,000        $   0.48
      ============================================================================================



         The weighted average fair value of options granted to employees, non-employees and consultants during the three month period ended June 30, 2002 was approximately $NIL (2001 - $0.16) per share.

         Following is a summary of the status of options outstanding at June 30, 2002:


      =============================================================================================================
                                            Outstanding Options                        Exercisable Options
                              -----------------------------------------------     ---------------------------------
                                                Weighted
                                                 Average          Weighted                              Weighted
                                               Remaining           Average                               Average
                                             Contractual          Exercise                              Exercise
      Exercise Price          Number                Life             Price           Number                Price
      -------------------------------------------------------------------------------------------------------------

       $  1.00                20,000                0.4           $   1.00           20,000             $   1.00
          0.30                80,000                0.55              0.30           80,000                 0.30
          1.00                12,000                0.55              1.00           12,000                 1.00
          3.50                25,000                0.67              3.50           25,000                 3.50
          0.30                50,000                0.78              0.30           50,000                 0.30
          0.37                20,000                0.97              0.37           20,000                 0.37
          1.00                10,000                1.26              1.00           10,000                 1.00
          0.40                25,000                1.53              0.40           25,000                 0.40
          0.30                15,000                1.59              0.30           15,000                 0.30
          0.30                45,000                1.72              0.30           45,000                 0.30
          0.30                10,000                1.75              0.30           10,000                 0.30
          0.20               150,000                1.77              0.20          150,000                 0.20
          0.30                15,000                2.00              0.30           15,000                 0.30
          0.20                15,000                2.30              0.20           15,000                 0.20
          0.30               100,000                2.35              0.30          100,000                 0.30
          0.10               300,000                2.63              0.10          300,000                 0.10
      =============================================================================================================


VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002


================================================================================

10.      STOCK-BASED COMPENSATION EXPENSE (cont'd...)



         COMPENSATION

         Had compensation cost for employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

    =======================================================================
                                               Three Month      Three Month
                                              Period Ended     Period Ended
                                             June 30, 2002    June 30, 2001
    -----------------------------------------------------------------------

    NET LOSS
        As reported                            $  (135,188)     $  (268,578)
                                               ============================

        Pro forma                              $  (135,188)     $  (269,973)
                                               ============================

    BASIC AND DILUTED LOSS PER SHARE
        As reported                            $     (0.01)     $     (0.03)
                                               ============================

        Pro forma                              $     (0.01)     $     (0.03)
    =======================================================================

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:
    ============================================================================

                                     Three Month Period       Three Month Period
                                    Ended June 30, 2002      Ended June 30, 2001
    ============================================================================

    Risk-free interest rate                          --         4.300% - 4.327%
    Expected life of the options                     --                 2 years
    Expected volatility                              --         180.41%-191.78%
    Expected dividend yield                          --                      --
    ============================================================================

         There were no stock options granted to third party consultants during the three month period ended June 30, 2002 and accordingly, the stock based compensation recognized using the Black Scholes Option pricing model was $NIL. The amount expensed during the three month period ended June 30, 2002 was $37,535, and the total unamortized balance is $49,336. This amount was recorded as consulting fees in the Consolidated Statements of Operations.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002





11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         =====================================================================
                                              Three Month      Three Month
                                              Period Ended     Period Ended
                                              June 30, 2002    June 30, 2001
         ---------------------------------------------------------------------



         Cash paid for income taxes               $ --             $ --
         =====================================================================


         Cash paid for interest                   $ --             $ --
         =====================================================================

         There were no non-cash, investing and financing transactions during the three month period ended June 30, 2002.

         The following non-cash investing and financing transactions occurred during the three month period ended June 30, 2001:

         (a) The Company issued 550,000 shares of common stock at an agreed value of $45,000 for consulting services.

12.      SUBSEQUENT EVENTS

         Subsequent to June 30, 2002, the Company intends to offer up to 1,000,000 Units of its securities at a price of $0.10 per Unit in a private offering of its securities. Each Unit consists of one common share of the Company and one three year share purchase warrant to purchase an additional common share of the Company at a price of $0.15 per share in the first year and $0.25 per share in years two and three. The Company has received a subscription to $2,000 of these securities subsequent to June 30, 2002.

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


RESULTS OF OPERATIONS

REVENUES. Our revenues were $107,744 for the three month period ending June 30, 2002, compared to revenues of $37,372 for the period June 30, 2001. Our revenues for the year ended March 31, 2002 were $275,280. Our revenues were achieved primarily from webcasting, teleconferencing and transcriptions services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services. We believe that largely because of the adoption by the US Securities and Exchange Commission of Regulation FD in October 2000, public reporting companies are more frequently webcasting and conducting conference calls for earnings updates, shareholder updates, product announcements, investor and broker presentations and annual meetings.

In the quarter ended June 30, 2002, we conducted 580 earnings events and other services for our clients.

We are also continuing our efforts at pursuing day-to-day teleconferencing and webcasting business beyond the financial industry.

Our revenues have not been significant in comparison to our operating expenses as we are currently in the start-up phase of our operations. We are attempting to increase our future revenues by completing our plan of operations, as discussed below.

OPERATING EXPENSES. Our operating expenses were $242,956 for the three month period ending June 30, 2002, compared to operating expenses of $306,642 for the three months ending June 30, 2001. The decrease in operating expenses during this period was due to a reduced number of staff required to provide our services, as well as less travel required.

NET LOSS. Our net loss was $135,188, or $0.01 per share, for the three months ending June 30, 2002. Our net loss was $268,578, or $0.03 per share, for the three months ended June 30, 2001. Our net loss reflects the fact that we have not earned significant revenues to date.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations to date have been financed principally through sales of our equity securities.

         We had cash of $11,448 as of June 30, 2002 compared to cash of $10,616 as of March 31, 2002.

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

         Subsequent to June 30, 2002, the Company intends to offer up to 1,000,000 Units of its securities at a price of $0.10 per Unit in a private offering of its securities. Each Unit consists of one common share of the Company and one three year share purchase warrant to purchase an additional common share of the Company at a price of $0.15 per share in the first year and $0.25 per share in years two and three. The Company has received a subscription to $2,000 of these securities subsequent to June 30, 2002. There can be no assurance that all or any material portion of the securities offered will be sold

         Subject to the availability of sufficient funds, we currently intend to pursue the following Plan of Operations during the nine months ended March 31, 2003:

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

         Subject to the availability of funds, we anticipate that we will spend an aggregate of up to approximately $250,000 intended to be raised from external sources over the nine-month period ending March 31, 2003 in pursuing our Plan of Operations for the purposes described above. Substantially all these funds will need to be obtained from additional equity financings to be completed in the future. In the event we are unable to obtain these funds from these sources, our ability to pursue our business plan will be adversely affected.

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

         We are currently receiving revenues from our teleconferencing, Webcasting, I.R. Pages and transcription services. We anticipate an increase in revenue from these sources if we are successful in increasing our customer base.

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


                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through June 30, 2002 are $470,888. Our total losses since inception through June 30, 2002 are $2,995,059. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2002 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to attain future profitable operations and/or obtains additional financing. At June 30, 2002 we had current assets of $72,245 and current liabilities of $162,125. In order to meet our Plan of Operations, we will need to raise additional capital. Our budget for the year ending March 31, 2003 calls for us to raise an additional $250,000 in capital during the year ending March 31, 2003. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

POSSIBLE INABILITY TO GENERATE REVENUES AND PROFITABLE OPERATIONS

         We have earned minimal revenues to date and we are presently not profitable. Our business and marketing strategy contemplates that we will earn revenues from providing Webcasting, teleconferencing and transcription services to corporate clients throughout North America. If we are not able to generate material revenues from these activities or if the revenues generated do not exceed the operating costs of our business, then our business will not be profitable and our business may fail.


ANTICIPATED LOSSES IN FUTURE PERIODS

         During the three month period ended June 30, 2002, we incurred a loss of $135,188 on revenues of $107,744. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

                           PART II - OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit Number                Description

                       99.1          Chief Executive Officer's Certification
                       99.2          Chief Financial Officer's Certification




         (b)      Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2002                   By: /s/ Brian Kathler
                                               ------------------------------
                                               President
                                               (Principal Executive Officer and
                                               Principal Accounting Officer)