Form 10QSB
period 2002-09-30
VIAVID BROADCASTING INC
filed 2002-12-20
CIK 1079110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _________________


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

STE 290 -145 CHADWICK CRT, N. VANCOUVER,
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding as of
                 Class                          September 30, 2002
                 -------------------            ------------------------
                 Common Stock                   12,223,000 shares

                          PART 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ending September 30, 2002 are included with this Form 10-QSB. The unaudited financial statements for the six months ending September 30, 2002 include:

         (a) Consolidated Balance Sheet as of September 30, 2002 ("unaudited") and March 31, 2002 ("audited");

         (b) Consolidated Statement of Operations - Cumulative from Incorporation to September 30, 2002, six months ended September 30, 2002, six months ended September 30, 2001, three months ended September 30, 2002 and three months ended September 30, 2001;

         (c) Consolidated Statement of Stockholders' Equity for the period ending September 30, 2002;

         (d) Consolidated Statements of Cash Flows - Cumulative from Incorporation to September 30, 2002, six months ended September 30, 2002 and six months ended September 30, 2001;

         (e)      Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending March 31, 2003.

                            VIAVID BROADCASTING INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

=================================================================================================================

                                                                                September 30,         March 31,
                                                                                         2002              2002
-----------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                                                    $      --          $    10,616
    Accounts receivable                                                              100,960             86,076
                                                                                 -----------        -----------
    Total current assets                                                             100,960             96,692

CAPITAL ASSETS (Note 5)                                                              110,099            129,578
                                                                                 -----------        -----------

TOTAL ASSETS                                                                     $   211,059        $   226,270
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Cheques drawn in excess of available bank balances                           $     3,553        $      --
    Accounts payable and accrued liabilities                                         154,275             88,909
    Due to related parties                                                            73,658              5,858
                                                                                 -----------        -----------

    Total current liabilities                                                        231,486             94,767
                                                                                 -----------        -----------

Convertible promissory notes (note 7)                                                152,250            150,000
                                                                                 -----------        -----------

Total liabilities                                                                    383,736            244,767
                                                                                 -----------        -----------

STOCKHOLDERS' DEFICIENCY
    Capital stock (Note 8)
       Authorized
             25,000,000 common shares with a par value of $0.001 per share
       Issued
             12,223,000 common shares (12,023,000 at March 31, 2002)                  12,223             12,023

    Additional paid-in capital                                                     2,916,705          2,829,351
    Subscriptions received in advance (Note 12)                                       10,000               --
    Deficit accumulated during the development stage                              (3,111,605)        (2,859,871)
                                                                                 -----------        -----------

    Total stockholders' deficiency                                                  (172,677)           (18,497)
                                                                                 -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $   211,059        $   226,270
=================================================================================================================

NATURE OF OPERATIONS (Note 1)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

===================================================================================================================================

                                               Cumulative
                                                  Amounts
                                                     From
                                            Incorporation
                                                       on
                                              January 20,      Three Month      Three Month        Six Month        Six Month
                                                  1999 to     Period Ended     Period Ended     Period Ended     Period Ended
                                            September 30,    September 30,    September 30,    September 30,    September 30,
                                                     2002             2002             2001             2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE
    Broadcast and web income                 $    616,680     $    145,792     $     55,869     $    253,536     $     93,241
                                             ------------     ------------     ------------     ------------     ------------

EXPENSES
    Amortization                                  151,988            7,789           11,020           16,277           22,026
    Bad debts                                      11,358            4,695             --              7,681             --
    Conference calls                              470,231           78,293            4,410          138,589            8,589
    Consulting                                  1,098,120           72,202           73,738          130,120          220,311
    Foreign exchange (gain)                        15,870           (1,106)          (1,345)           2,216             (915)
    Interest                                       39,750            2,250             --              2,250             --
    Loss on sale of capital assets                  5,961            3,843             --              3,843             --
    Office and miscellaneous                      329,226           13,703           35,042           40,789           76,563
    Professional fees                             289,751           13,341           36,548           28,430           46,494
    Rent                                          163,624           13,625            8,342           23,900           19,436
    Salaries and benefits                         379,268           17,535           27,197           36,108           58,057
    Stock based compensation                      712,896           36,019           42,381           73,554           76,092
    Travel and promotion                           73,602              174              780            1,562            2,277
                                             ------------     ------------     ------------     ------------     ------------

                                                3,741,645          262,363          238,113          505,319          528,930
                                             ------------     ------------     ------------     ------------     ------------

         LOSS BEFORE OTHER ITEM                (3,124,965)        (116,571)        (182,244)        (251,783)        (435,689)

               OTHER ITEM

    Interest income                                13,360               25               58               49              750
                                             ------------     ------------     ------------     ------------     ------------

LOSS FOR THE PERIOD                          $ (3,111,605)    $   (116,546)    $   (182,186)    $   (251,734)    $   (434,939)
===================================================================================================================================

BASIC AND DILUTED LOSS PER COMMON
    SHARE                                                     $      (0.01)    $      (0.02)    $      (0.02)    $      (0.04)
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                                 12,053,434       10,453,000       12,038,301        9,775,000
===================================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

 VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

===================================================================================================================================

                                                                                                         Deficit
                                                 Common Stock                                Sub-    Accumulated
                                          -------------------------     Additional     scriptions     During the
                                              Number                       Paid-in       Received    Development
                                           of Shares         Amount        Capital     in Advance          Stage          Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                   8,113,000    $     8,113    $ 2,143,074    $   106,000    $(2,095,175)   $   162,012

    Subscriptions received in advance           --             --             --         (106,000)          --         (106,000)
    Shares issued for cash                 1,290,000          1,290        256,710           --             --          258,000
    Finders fee on private placement            --             --          (15,825)          --             --          (15,825)
    Shares issued for consulting fees        200,000            200          9,800           --             --           10,000
    Shares issued for consulting fees        350,000            350         34,650           --             --           35,000
    Shares issued for cash                   500,000            500         24,500           --             --           25,000
    Shares issued for exercise of
       warrants                              550,000            550        109,450           --             --          110,000
    Shares issued for exercise of
       warrants                              500,000            500         24,500           --             --           25,000
    Shares issued for exercise of
       stock options                         170,000            170         33,830           --             --           34,000
    Shares issued for consulting fees        100,000            100          4,900           --             --            5,000
    Shares issued for consulting fees        250,000            250         12,250           --             --           12,500
    Shares issued for cash                   250,000            250         12,250           --             --           12,500
    Finders fee                                 --             --          (15,243)          --             --          (15,243)
    Stock-based compensation for
       options issued to consultants            --             --          181,755           --             --          181,755
    Issuance of convertible
       promissory notes                         --             --           37,500           --             --           37,500
    Return to treasury                      (250,000)          (250)       (24,750)          --             --          (25,000)
    Loss for the year                           --             --             --             --         (764,696)      (764,696)
                                         -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT MARCH 31, 2002                 12,023,000         12,023      2,829,351           --       (2,859,871)       (18,497)

    Shares issued for consulting fees        200,000            200         13,800           --             --           14,000
    Subscriptions received in
       advance                                  --             --             --           10,000           --           10,000
    Loss for the period                                                                                 (251,734)      (251,734)
    Stock-based compensation                    --             --           73,554           --             --           73,554
                                         -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT SEPTEMBER 30, 2002             12,223,000    $    12,223    $ 2,916,705    $    10,000    $(3,111,605)   $  (172,677)
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

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

================================================================================================================================

                                                                                Cumulative
                                                                                   Amounts
                                                                                      From
                                                                             Incorporation
                                                                                        on
                                                                               January 20,        Six Month        Six Month
                                                                                   1999 to     Period Ended     Period Ended
                                                                             September 30,    September 30,    September 30,
                                                                                      2002             2002             2001
--------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                        $(3,111,605)     $  (251,734)     $  (434,939)
    Items not affecting cash:
       Amortization                                                                151,988           16,277           22,026
       Stock based compensation                                                    712,896           73,554           76,092
       Consulting fees                                                             167,000           14,000           45,000
       Intrinsic value of beneficial conversion feature of
         convertible promissory notes                                               37,500             --               --
       Loss on sale of capital assets                                                5,961            3,843             --
       Interest on convertible promissory notes                                      2,250            2,250             --

    Changes in non-cash working capital items:

       Increase in accounts receivable                                            (100,960)         (14,884)         (17,667)
       Decrease in prepaid expenses                                                   --               --              4,914
       Increase in accounts payable and accrued liabilities                        154,275           65,366           51,569
                                                                               -----------      -----------      -----------

    Net cash used in operating activities                                       (1,980,695)         (91,328)        (253,005)
                                                                               -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                                 (276,692)          (5,025)         (13,285)
    Acquisition of subsidiary                                                         (335)            --               --
                                                                               -----------      -----------      -----------

    Net cash used in investing activities                                         (277,027)          (5,025)         (13,285)
                                                                               -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                  1,900,432             --            267,175
    Proceeds from sale of capital assets                                            14,079            4,384             --
    Subscriptions received in advance                                              116,000           10,000           17,314
    Loans from related parties                                                     223,658           67,800           54,889
                                                                               -----------      -----------      -----------

    Net cash provided by financing activities                                    2,254,169           82,184          339,378
                                                                               -----------      -----------      -----------

                                  - Continued -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

================================================================================================================================

                                                                                Cumulative
                                                                                   Amounts
                                                                                      From
                                                                             Incorporation
                                                                                        on
                                                                               January 20,        Six Month        Six Month
                                                                                   1999 to     Period Ended     Period Ended
                                                                             September 30,    September 30,    September 30,
                                                                                      2002             2002             2001
--------------------------------------------------------------------------------------------------------------------------------


Cont'd...

            CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                      (3,553)         (14,169)          73,088


              CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          --             10,616           51,918
                                                                               -----------      -----------      -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    (3,553)     $    (3,553)     $   125,006
==================================================================================================================================


CASH AND EQUIVALENTS ARE COMPRISED OF:
    Cash                                                                       $      --        $      --        $   125,006
    Cheques drawn in excess of available bank balances                              (3,553)          (3,553)            --
                                                                               -----------      -----------      -----------

                                                                               $    (3,553)     $    (3,553)     $   125,006
==================================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 11)







              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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

2.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation, changes in stockholders' equity and cash flows at September 30, 2002, the six month period ended and for the three month period ended have been made. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2002. The results of operations for the six month period and the three month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ended March 31, 2003.

3.       GOING CONCERN

         As at September 30, 2002, the Company has an accumulated deficit of $3,111,605. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon recent changes made by management to reduce expenses, management is of the opinion that the cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity capital from the sale of shares of common stock.

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

================================================================================



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


         ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In accordance with SFAS 121, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. As at September 30, 2002 and March 31, 2002, the Company's analysis indicated that there was not an impairment of its long-lived assets.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

================================================================================



4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, accounts receivable, bank indebtedness, accounts payable and accrued liabilities, due to related parties and convertible promissory notes. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

         REVENUE RECOGNITION

         Revenue is recognized once the audio conference, filming or editing of a project has been completed and invoiced and collection of the amounts is reasonably assured.

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

         LOSS PER SHARE

         In February 1997, the FASB issued SFAS 128, "Earnings Per Share". Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares outstanding at September 30, 2002, 12,038,301, and 2001, 9,975,000, do not include the 1,112,000 (2001 - 2,162,000)
         warrants outstanding, the stock options of 592,000 (2001 - 922,000) as their effect would be anti-dilutive.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

================================================================================



4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         NEW ACCOUNTING PRONOUNCEMENTS (cont'd...)

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

         In April 2002, FASB issued Statements of Financial Accounting No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and , if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally SFAS 145 is effective for transactions occurring after May 15, 2002.

         The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

5.       CAPITAL ASSETS

===============================================================================

                                                      Accumulated    Net Book
                                              Cost   Amortization       Value
-------------------------------------------------------------------------------

SEPTEMBER 30, 2002
    Computer equipment                    $173,489       $101,991    $ 71,498
    Office furniture                        17,011          7,116       9,895
    Telephone and video equipment           61,707         33,001      28,706
                                          --------       --------    --------

                                          $252,207       $142,108    $110,099
                                          ========       ========    ========

MARCH 31, 2002
    Computer equipment                    $170,465       $ 90,249    $ 80,216
    Office furniture                        17,011          6,027      10,984
    Telephone and video equipment           67,932         29,554      38,378
                                          --------       --------    --------

                                          $255,408       $125,830    $129,578
===============================================================================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

===============================================================================


6.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

         a)  $115,481 (2001 - $87,456) to three directors of the Company

         b) During the previous year, the Company issued three 3% convertible promissory notes of $50,000 each for a total debt of $150,000 (2001
             - $Nil) to related parties (Note 7). During the current period, the Company has accrued interest payable in the amount of $2,250.

         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties unless otherwise noted.

         Amounts due to related parties are unsecured and are non-interest bearing except for the convertible promissory notes, therefore, the fair value of the amounts owed to the related parties are not determinable.

7.       CONVERTIBLE PROMISSORY NOTES

   =====================================================================================================================

                                                                                        September 30,        March 31,
                                                                                                 2002             2002
   ---------------------------------------------------------------------------------------------------------------------
       On March 11, 2002, the Company issued three convertible promissory notes maturing on December 31, 2004 to related parties at $50,000 each bearing interest at 3% per annum, payable quarterly. Interest is payable, at the option of the Holder, in either cash or shares of common stock, based upon the amount of interest owing and the fair market value of the shares
       on the interest payment date The outstanding principal of the promissory          $   150,000      $   150,000
       notes is convertible at any time at the option of the  holder  into shares of common  stock of the Company  at the  lesser of $0.50  per share and 80% of the fair  market value of the common  shares,  but not less than  $0.05 per  share.  The intrinsic  value of the  beneficial conversion  feature of $37,500 was charged to interest expense in the previous year.

   Accrued interest                                                                             2,250             --

   Current portion                                                                               --               --
                                                                                          -----------      -----------
   Long term                                                                              $   152,250      $   150,000
   =====================================================================================================================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

===============================================================================



8.       CAPITAL STOCK

         WARRANTS

===============================================================================

                                                 September 30,     March 31,
                                                          2002          2002
-------------------------------------------------------------------------------

Balance, beginning of the period                     1,112,000       372,000
    Issued during the period                             --        1,790,000
    Exercised during the period                          --       (1,050,000)
                                                    ----------    ----------

Balance, end of the period                           1,112,000     1,112,000
===============================================================================

         As at September 30, 2002, there were 372,000 warrants outstanding that are exercisable into 372,000 common shares at $0.50 per share until September 30, 2003, and 740,000 warrants outstanding that are exercisable into 740,000 common shares at $0.20 per share until February 28, 2004.

9.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

===============================================================================

                                              September 30,        March 31,
                                                       2002             2002
-------------------------------------------------------------------------------

   Tax benefit of net operating loss carry forward   $ 867,267     $ 820,979
   Valuation allowance                                (867,267)     (820,979)
                                                     ---------     ---------

                                                     $    --       $    --
===============================================================================

          The Company has an operating loss carryforward of approximately $464,000 which expires in the year 2022. The Company's subsidiary, ViaVid Broadcasting Corp., has Canadian operating losses carryforward of approximately $1,792,000 which expire from 2004 to 2009. The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty regarding realizability.

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

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

===============================================================================



10.      STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the stock option activity:

==========================================================================================================================

                                                         September 30, 2002                   March 31, 2002
                                                   -------------------------------    -------------------------------

                                                                         Weighted                           Weighted
                                                                          Average                            Average
                                                           Number        Exercise             Number        Exercise
                                                        of Shares           Price          of Shares           Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of Period                        1,117,000      $     0.30            667,000      $     0.55
    Granted                                                50,000            0.20            960,000            0.17
    Forfeited                                            (575,000)           0.13           (340,000)           0.46
    Exercised                                                  -                            (170,000)           0.20
                                                   --------------                     --------------

Outstanding, end of Period                                592,000      $     0.46          1,117,000      $     0.30

==========================================================================================================================

         The weighted average fair value of options granted to employees, non-employees and consultants during the current period was approximately $0.02 (2002 - $0.14) per option.

         Following is a summary of the status of options outstanding at September 30, 2002:


==========================================================================================================================

                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    -------------------------------

                                                           Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
Exercise Price                                          Contractual      Exercise                           Exercise
                                              Number           Life         Price             Number           Price
-------------------------------------------------------------------------------------------------------------------------
$    1.00                                     20,000          0.15       $    1.00            20,000      $    1.00
     0.30                                     30,000          0.30            0.30            30,000           0.30
     1.00                                     12,000          0.30            1.00            12,000           1.00
     3.50                                     25,000          0.42            3.50            25,000           3.50
     0.30                                     50,000          0.53            0.30            50,000           0.30
     0.37                                     20,000          0.72            0.37            20,000           0.37
     1.00                                     10,000          1.01            1.00            10,000           1.00
     0.40                                     25,000          1.27            0.40            25,000           0.40
     0.30                                     15,000          1.34            0.30            15,000           0.30
     0.30                                     45,000          1.47            0.30            45,000           0.30
     0.30                                     10,000          1.50            0.30            10,000           0.30
     0.20                                    150,000          1.52            0.20           150,000           0.20
     0.30                                     15,000          1.75            0.30            15,000           0.30
     0.30                                     10,000          1.50            0.30            10,000           0.30
     0.20                                    150,000          1.52            0.20           150,000           0.20


                                  - Continued -

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

===============================================================================



10.     STOCK-BASED COMPENSATION EXPENSE (cont'd...)

=====================================================================================================================

                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    -------------------------------
                                                           Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
---------------------------------------------------------------------------------------------------------------------

Cont'd...

     0.30                                     15,000          1.75            0.30            15,000           0.30
     0.20                                     15,000          2.05            0.20            15,000           0.20
     0.30                                    100,000          2.10            0.30           100,000           0.30
     0.10                                     50,000          2.95            0.20            50,000           0.20
=====================================================================================================================




         COMPENSATION

         During the six month period ended September 30, 2002, there were no options issued to employees. Therefore, no compensation cost for employees has been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123 for September 30, 2002, net loss and loss per share has been adjusted for September 30, 2001 as follows:

===============================================================================

                                           Six Month            Six Month
                                        Period Ended         Period Ended
                                       September 30,        September 30,
                                                2002                 2001
-------------------------------------------------------------------------------

NET LOSS
    As reported                        $   (251,734)       $     (434,939)
                                       ===================================

    Pro forma                          $   (251,734)       $     (437,031)
                                       ===================================

BASIC AND DILUTED LOSS PER SHARE
    As reported                        $      (0.02)       $        (0.04)
                                       ===================================

    Pro forma                          $      (0.02)       $        (0.04)

===============================================================================

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

===============================================================================



10.      STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

===============================================================================

                                             Six Month             Six Month
                                          Period Ended          Period Ended
                                         September 30,         September 30,
                                                  2002                  2001
-------------------------------------------------------------------------------

Risk-free interest rate                          1.960%       2.869% - 4.327%
Expected life of the options                    2 years               2 years
Expected volatility                                 75%           180% - 206%
Expected dividend yield                            --                    --
===============================================================================

         The Company granted 50,000 options to third party consultants during the period ended September 30, 2002 and accordingly, the stock based compensation recognized using the Black Scholes Option pricing model was $896. The amount expensed during the six month period ended September 30, 2002 was $73,554, and the total unamortized balance is $13,317. This amount can be allocated to another expense category in the accompanying consolidated statements of operations as consulting fees.

11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         ======================================================================

                                                   Six Month        Six Month
                                                Period Ended     Period Ended
                                               September 30,    September 30,
                                                        2002             2001
         ----------------------------------------------------------------------

         Cash paid for income taxes            $      --        $       --
         ======================================================================

         Cash paid for interest                $      --        $       --
         ======================================================================

         The following non-cash, investing and financing transactions occurred during the six month period ended September 30, 2002:

         a) The Company issued 200,000 shares of common stock at an agreed value of $14,000 for consulting services.

         The following non-cash investing and financing transactions occurred during the six month period ended September 30, 2001:

         a) The Company issued 550,000 shares of common stock at an agreed value of $45,000 for consulting services.

VIAVID BROADCASTING INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

===============================================================================


12.      SUBSEQUENT EVENT

         Subsequent to September 30, 2002, the Company issued pursuant to a private placement, 200,000 shares of common stock at $0.05 per share.

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

RESULTS OF OPERATIONS

Revenues. Our revenues were $145,792 for the three month period ending September 30, 2002, compared to revenues of $55,869 for the period September 30, 2001. Our revenues for the year ended March 31, 2002 were $275,280. Our revenues were achieved primarily from webcasting, teleconferencing and transcriptions services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services. We believe that largely because of the adoption by the US Securities and Exchange Commission of Regulation FD in October 2000, public reporting companies are more frequently webcasting and conducting conference calls for earnings updates, shareholder updates, product announcements, investor and broker presentations and annual meetings.

We are also continuing our efforts at pursuing day-to-day teleconferencing and webcasting business beyond the financial industry.

Our revenues have not been significant in comparison to our operating expenses as we are currently in the start-up phase of our operations. We are attempting to increase our future revenues by completing our plan of operations, as discussed below.

Operating Expenses. Our operating expenses were $262,363 for the three month period ending September 30, 2002, compared to operating expenses of $238,113 for the six months ending September 30, 2001. The slight increase in operating expenses during this period was due to a greater number of events completed by the Company.

Net Loss. Our net loss was $116,546, or $0.01 per share, for the three months ending September 30, 2002. Our net loss was $182,186, or $0.02 per share, for the three months ended September 30, 2001. Our net loss reflects the fact that we have not earned significant revenues to date.

LIQUIDITY AND CAPITAL RESOURCES

         Through the first quarter of the fiscal year ending March 31, 2003, our operations were financed principally through sales of our equity securities. During the second quarter of the year, we restructured our operations to eliminate certain expenses. These restructuring activities continued into the third quarter. With the completion of this restructuring, we believe we will be able to support our operations out of our cash flow. We will continue, as opportunities arise, to seek to raise additional capital through the sale of equity securities. We are unable to state whether we will be able to raise any additional capital from such sources or the terms on which it may be raised. The sale of our equity securities may dilute the interests of our existing stockholders.

         At September 30, 2002, we had current assets of $100,960, substantially all of which was accounts receivable and we had no significant amount of cash. As of that date, we had current liabilities of $231,486, including accounts payable of $154,275. While we believe our recent restructuring of our expenses will enable us to meet these current liabilities out of our cash flow from operations, there can be no assurance that we will be successful in this regard. To the extent that this restructuring of our expenses is not sufficient to enable us to meet our current expenses and current liabilities, our ability to pursue our business plan will be adversely affected.

         We plan on meeting our operating expenses during the remainder of the current fiscal year by focusing on generating revenues through the sales of corporate conference call services and the sales of webcasting products, I.R. Web Page services, transcription services and services related to broadcasts of conference calls, corporate presentations, annual general meetings and other related meetings. As opportunities may arise, we may raise additional capital from the sale of our equity securities. There can be no assurance that any additional capital can be raised or, if equity securities are sold, the terms of any such transaction.

         Subject to the availability of sufficient funds, we currently intend to pursue the following Plan of Operations during the six months ended March 31, 2003:

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


         Although we have no present plans or proposals pending, strategic alliances relating to teleconferencing or Webcasting may cause our Board of Directors to modify our plans. In addition, we may modify our Plan of Operations in the event our funds produced from operations are insufficient to meet this plan. We do not have any arrangement in place for any debt or equity financing which would enable us to meet our Plan of Operations.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

          With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding our plans and objectives for our future operations, including plans or objectives relating to our intentions to provide webcasting and teleconferencing services, streaming media technology and Web-based tools to create, develop and offer financial news and information, and other content through the Internet and other dissemination services and products or services, our ability to fund our ongoing operations and meet our current liabilities from our restructured operations, our plans and objectives regarding revenues and expenses in future periods, our needs for capital expenditures, research and development, our ability to maintain our competitive position, our plans and objectives and needs to raise additional capital as opportunities may arise, the terms on which such capital can be raised, the period over which any capital and other funds available currently to us or raised in the future will be sufficient to meet our current or future levels of operating and other expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the publication of corporate financial information over the Internet, e-commerce through the facilities of the Internet and the role of video and audio production and Internet news broadcasting. They also include our beliefs as to our ability to compete successfully and maintain our technological position relative to other providers of streaming media and Web-based communication services. They also include our beliefs as to the willingness of public reporting issuers of securities to use our services for Webcasting and teleconferencing and to broadcast corporate news and information on the Internet and for us to derive material revenues from providing this service. We cannot assure you that our assumptions in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet-based communication services for the dissemination of their news information, realizing material amounts of Webcasting or other revenues, achieving any commercial advantage relative to other financial news dissemination media companies or raising any additional capital that may be required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our webcasting or other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our business plan has evolved over time, and we expect that our plans will evolve further in the future. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 23. They are also described in our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

                                  RISK FACTORS

         An investment in shares of our Common Stock involves a high degree of risk. You should consider the following factors, in addition to the other information contained in this Report and our Annual Report on Form 10-KSB, in evaluating our business and proposed activities before you purchase any shares of our common stock. You should also see the "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1996" regarding risks and uncertainties relating to us and to forward looking statements in this Report.

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through September 30, 2002 are $616,680. Our total losses since inception through September 30, 2002 are $3,111,605. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2002 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to attain future profitable operations and/or obtain additional financing. At September 30, 2002 we had current assets of $100,960 and current liabilities of $231,486, including accounts payable of $154,275. In order to meet our Plan of Operations, we may need to raise additional capital. Our estimates as to our ability to fund our current operations out of our cash flow from operations may prove to be incorrect. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

In order to accomplish the forgoing objectives, we will need to be able to fund our operations out of our revenues and cash flow from operations. In order to fully commit to meeting the objectives described above, we will require substantial amounts of additional capital that is not currently available to us.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the three month period ended September 30, 2002, we incurred a loss of $116,546 on revenues of $145,792. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

         Our performance is substantially dependent on the continued services and performance of our senior management and other key personnel, including Brian Kathler, President and a Director, Paul Watkins, Secretary/Treasurer and a Director and Robert Gamon, a Director. We do not have long-term employment agreements with any of our key personnel and maintain no "key person" life insurance policies. Our future success also depends on our ability to identify, attract, retain and motivate highly skilled, technical, managerial, sales, marketing and customer service personnel. Competition for such persons is intense. We cannot assure you that we will be able to attract or retain such personnel. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.


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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 33% of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including Brian Kathler, our President and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on the evaluation, Mr. Kathler has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Mr. Kathler, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

Item 2.           Changes in Securities

In September, 2002, the Company issued 200,000 shares of common stock for consulting services. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) of that Act . Stop transfer instructions were issued and the certificate for the shares bears a legend setting forth the restrictions on transfer. No underwriter participated in the issuance of the shares.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit Number           Description

                          99.1     Chief Executive Officer's Certification
                          99.2     Chief Financial Officer's Certification

         (b) Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended September 30, 2002.

                                 CERTIFICATIONS
                                 --------------

I, Brian Kathler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ViaVid Broadcasting Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 19, 2002             /S/ Brian Kathler
                                     ---------------------------
                                     Brian Kathler
                                     President (Principal Executive Officer and
                                     Principal Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 19, 2002                     By:
                                               /s/ Brian Kathler
                                               -------------------------------
                                               President
                                               (Principal Executive Officer and
                                               Principal Accounting Officer)