Form 10QSB
period 2002-12-31
VIAVID BROADCASTING INC
filed 2003-02-14
CIK 1079110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                        -------------   ---------------

         Commission File Number 0-26535

                            VIAVID BROADCASTING, INC.

        (Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                       98-020-6168
-------------------------------                              -----------
(State or other jurisdiction of                              (IRS Employer
incorporation )                                              Identification No.)

STE 290 -145 CHADWICK CRT, N. VANCOUVER,
BRITISH COLUMBIA                                             V7M 3K1
----------------------------------------                     -------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code                604-988-7667
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding as of
                  Class                       January 31, 2003
                  -------------------         -----------------------
                  Common Stock                12,423,000 shares

                          PART 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ending December 31, 2002 are included with this Form 10-QSB. The unaudited financial statements for the nine months ending December 31, 2002 include:

         (a) Consolidated Balance Sheets as of December 31, 2002 ("unaudited") and March 31, 2002 ("audited");

         (b) Consolidated Statements of Operations - Nine months ended December 31, 2002, nine months ended December 31, 2001, three months ended December 31, 2002 and three months ended December 31, 2001;

         (c) Consolidated Statement of Stockholders' Equity for the period ending December 31, 2002;

         (d) Consolidated Statements of Cash Flows - Nine months ended December 31, 2002 and nine months ended December 31, 2001;

         (e)  Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that can be expected for the year ending March 31, 2003.

                            VIAVID BROADCASTING INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                DECEMBER 31, 2002

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)


====================================================================================================================
                                                                                   December 31,            March 31,
                                                                                           2002                 2002
--------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)            (Audited)
ASSETS

CURRENT
    Cash and cash equivalents                                                       $    22,707          $    10,616
    Accounts receivable                                                                  98,258               86,076
                                                                                    -----------          -----------

    Total current assets                                                                120,965               96,692


CAPITAL ASSETS (Note 5)                                                                  91,840              129,578
                                                                                    -----------          -----------

TOTAL ASSETS                                                                        $   212,805          $   226,270
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                        $   168,686          $    88,909
    Due to related parties                                                              108,405                5,858
                                                                                    -----------          -----------

    Total current liabilities                                                           277,091               94,767
                                                                                    -----------          -----------

Convertible promissory notes (note 7)                                                   153,375              150,000
                                                                                    -----------          -----------

Total liabilities                                                                       430,466              244,767
                                                                                    -----------          -----------

STOCKHOLDERS' DEFICIENCY
    Capital stock (Note 8)
       Authorized
             25,000,000 common shares with a par value of $0.001 per share
       Issued
             12,423,000 common shares (12,023,000 at March 31, 2002)                     12,423               12,023

    Additional paid-in capital                                                        2,931,365            2,829,351
    Deficit                                                                          (3,161,449)          (2,859,871)
                                                                                    -----------          -----------

    Total stockholders' deficiency                                                     (217,661)             (18,497)
                                                                                    -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      $   212,805          $   226,270
====================================================================================================================

NATURE OF OPERATIONS (Note 1)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)



====================================================================================================================
                                                      Three Month      Three Month       Nine Month       Nine Month
                                                     Period Ended     Period Ended     Period Ended     Period Ended
                                                     December 31,     December 31,     December 31,     December 31,
                                                             2002             2001             2002             2001
--------------------------------------------------------------------------------------------------------------------

REVENUE
    Broadcast and web income                         $    153,365     $     75,269     $    406,901     $    168,510
                                                     ------------     ------------     ------------     ------------

EXPENSES
    Amortization                                            7,574           10,502           23,851           32,528
    Bad debts (recovery)                                   (4,455)              --            3,226               --
    Conference calls                                       83,146            5,703          221,735           14,292
    Consulting                                             57,341          110,803          187,461          331,114
    Foreign exchange                                        1,699            1,575            3,915              660
    Interest                                                1,158               --            3,408               --
    Loss on sale - capital assets                           3,541            5,825            7,384            5,825
    Office and miscellaneous                               31,944           40,605           72,733          117,168
    Professional fees                                       2,933           12,852           31,363           59,346
    Rent                                                    3,992            8,858           27,892           28,294
    Salaries and benefits                                   8,817           13,859           44,925           71,916
    Stock based compensation                                4,860           46,471           78,414          122,563
    Travel and promotion                                      683              409            2,245            2,686
                                                     ------------     ------------     ------------     ------------

                                                          203,233          257,462          708,552          786,392
                                                     ------------     ------------     ------------     ------------

LOSS BEFORE OTHER ITEM                                    (49,868)        (182,193)        (301,651)        (617,882)

OTHER ITEM
    Interest income                                            24              130               73              880
                                                     ------------     ------------     ------------     ------------

LOSS FOR THE PERIOD                                  $    (49,844)    $   (182,063)    $   (301,578)    $   (617,002)
====================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE              $      (0.01)    $      (0.02)    $      (0.02)    $      (0.06)
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
    OF COMMON STOCK OUTSTANDING                        12,343,000       10,624,000       12,140,000       10,464,000
====================================================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)


==========================================================================================================================
                                           Common Stock
                                     -------------------------
                                                                  Additional   Subscriptions
                                        Number                      Paid-in       Received
                                      of Shares       Amount        Capital      in Advance      Deficit          Total
--------------------------------------------------------------------------------------------------------------------------


BALANCE AT MARCH 31, 2001             8,113,000    $     8,113    $ 2,143,074    $   106,000   $ (2,095,175)    $  162,012

    Subscriptions received in
       advance                               --             --             --       (106,000)            --       (106,000)
    Shares issued for cash            1,290,000          1,290        256,710             --             --        258,000
    Finders fee on private
       placement                             --             --        (15,825)            --             --        (15,825)
    Shares issued for consulting
       fees                             200,000            200          9,800             --             --         10,000
    Shares issued for consulting
       fees                             350,000            350         34,650             --             --         35,000
    Shares issued for cash              500,000            500         24,500             --             --         25,000
    Shares issued for exercise of
       warrants                         550,000            550        109,450             --             --        110,000
    Shares issued for exercise of
       warrants                         500,000            500         24,500             --             --         25,000
    Shares issued for exercise of
       stock options                    170,000            170         33,830             --             --         34,000
    Shares issued for consulting
       fees                             100,000            100          4,900             --             --          5,000
    Shares issued for consulting
       fees                             250,000            250         12,250             --             --         12,500
    Shares issued for cash              250,000            250         12,250             --             --         12,500
    Finders fee                              --             --        (15,243)            --             --        (15,243)
    Stock-based compensation
       for options issued to
       consultants                           --             --        181,755             --             --        181,755
    Issuance of convertible
       promissory notes                      --             --         37,500             --             --         37,500
    Return to treasury                 (250,000)          (250)       (24,750)            --             --        (25,000)
    Loss for the year                        --             --             --             --       (764,696)      (764,696)
                                     ----------    -----------    -----------    -----------   ------------     ----------

BALANCE AT MARCH 31, 2002            12,023,000         12,023      2,829,351             --     (2,859,871)       (18,497)

    Shares issued for consulting
       fees                             200,000            200         13,800             --             --         14,000
    Shares issued for cash              200,000            200          9,800             --             --         10,000
    Loss for the period                                                                            (301,578)      (301,578)
    Stock-based compensation                 --             --         78,414             --             --         78,414
                                     ----------    -----------    -----------    -----------   ------------     ----------

BALANCE AT DECEMBER 31, 2002         12,423,000    $    12,423    $ 2,931,365    $        --   $ (3,161,449)    $ (217,661)
==========================================================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)


================================================================================================================
                                                                                   Nine Month         Nine Month
                                                                                 Period Ended       Period Ended
                                                                                 December 31,       December 31,
                                                                                         2002               2001
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                            $ (301,578)        $ (617,002)
    Items not affecting cash:
       Amortization                                                                    23,851             32,528
       Stock based compensation                                                        78,414            122,563
       Consulting fees                                                                 14,000             62,500
       Loss on sale of capital assets                                                   7,384              5,825
       Interest on convertible promissory notes                                         3,375                 --

    Changes in non-cash working capital items:
       Increase in accounts receivable                                                (12,182)           (46,022)
       Decrease in prepaid expenses                                                        --              9,163
       Increase in accounts payable and accrued liabilities                            79,777              5,299
                                                                                   ----------         ----------

    Net cash used in operating activities                                            (106,959)          (425,146)
                                                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                                      (5,013)           (22,699)
                                                                                   ----------         ----------

    Net cash used in investing activities                                              (5,013)           (22,699)
                                                                                   ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                        10,000            433,432
    Proceeds from sale of capital assets                                               11,516              8,373
    Subscriptions received in advance                                                      --           (106,000)
    Loans from related parties                                                        102,547             82,176
                                                                                   ----------         ----------

    Net cash provided by financing activities                                         124,063            417,981
                                                                                   ----------         ----------


CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                     12,091            (29,864)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         10,616             51,918
                                                                                   ----------         ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   22,707         $   22,054
================================================================================================================



SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 11)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

================================================================================


1.       NATURE OF OPERATIONS

         ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. On January 27, 1999, the Company completed the acquisition of ViaVid Broadcasting Corp. ("VBC"), a related Canadian company operating in Vancouver, British Columbia, Canada. VBC was incorporated under the laws of British Columbia on July 26, 1994. The Company was in the development stage to March 31, 2002. During the current fiscal year, the Company is considered to be an operating company.

         The Company is engaged in providing webcasting and teleconferencing services to corporate clients throughout North America. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises", the Company is deemed to be in the development stage.

2.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation, changes in stockholders' deficiency and cash flows at December 31, 2002, the nine month period ended and for the three month period ended have been made. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2002. The results of operations for the nine month period and the three month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the year ended March 31, 2003.

3.       GOING CONCERN

         As at December 31, 2002, the Company has an accumulated deficit of $3,161,449 and a working capital deficiency of $156,126. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon recent changes made by management, to reduce expenses, management is of the opinion that the cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity capital from the sale of shares of common stock.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

         ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In accordance with SFAS 121, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. As at December 31, 2002 and March 31, 2002, the Company's analysis indicated that there was not an impairment of its long-lived assets.

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and equivalents, accounts receivable, accounts payable and accrued liabilities, due to related parties and convertible promissory notes. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

         REVENUE RECOGNITION

         Revenue is recognized once the audio conference, webcast, transcription or presentation has been completed and invoiced and collection of the amounts is reasonably assured.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

         EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares outstanding at December 31, 2002, 12,140,000 and 2001, 10,464,000, do not include the 1,112,000 (2001 - 1,112,000) warrants outstanding and the 572,000 (2001 - 752,000) stock options as their effect would be anti-dilutive.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

================================================================================


4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         NEW ACCOUNTING PRONOUNCEMENTS (cont'd...)

         In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

         In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

         In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002.

         The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

5.       CAPITAL ASSETS


================================================================================
                                                        Accumulated     Net Book
                                            Cost       Amortization        Value
--------------------------------------------------------------------------------

DECEMBER 31, 2002
    Computer equipment                  $173,482           $106,780     $ 66,702
    Office furniture                      17,011              7,733        9,278
    Telephone and video equipment         42,933             27,073       15,860
                                        --------           --------     --------

                                        $233,426           $141,586     $ 91,840
                                        ========================================

MARCH 31, 2002
    Computer equipment                  $170,465           $ 90,249     $ 80,216
    Office furniture                      17,011              6,027       10,984
    Telephone and video equipment         67,932             29,554       38,378
                                        --------           --------     --------

                                        $255,408           $125,830     $129,578
================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

================================================================================



6.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

         a)  $172,822 (2001 - $129,888) to three directors of the Company

         b) During the previous year, the Company issued three 3% convertible promissory notes of $50,000 each for a total debt of $150,000 (2001 - $Nil) to related parties (Note 7). During the current period, the Company has accrued interest payable in the amount of $3,375.

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

7.       CONVERTIBLE PROMISSORY NOTES


   ====================================================================================================================
                                                                                          December 31,        March 31,
                                                                                                  2002             2002
   --------------------------------------------------------------------------------------------------------------------

    On March 11, 2002, the Company issued three convertible promissory notes maturing on December 31, 2004 to related parties at $50,000 each bearing interest at 3% per annum, payable quarterly. Interest is payable at the option of the Holder, in either cash or shares of common stock, based upon the amount of interest owing and the fair market value of the shares on the interest payment date. The outstanding principal of the promissory notes is convertible at any time into shares of common stock of the
      Company at the lesser of $0.50 per share and 80% of the fair market value              $ 150,000        $ 150,000
      of the common shares, but not less than $0.05 per share. The intrinsic value of the beneficial conversion feature of $37,500 was charged to interest expense in the previous year.

   Accrued interest                                                                              3,375               --

   Current portion                                                                                  --               --
                                                                                             ---------       ----------

   Long term                                                                                 $ 153,375       $  150,000
   ====================================================================================================================



VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

================================================================================

8.       CAPITAL STOCK

         WARRANTS
      ==========================================================================

                                                  December 31,        March 31,
                                                          2002             2002

      Balance, beginning of the period               1,112,000          372,000

         Issued during the period                           --        1,790,000
         Exercised during the period                        --       (1,050,000)


      Balance, end of the period                     1,112,000        1,112,000
      ==========================================================================

         As at December 31, 2002, there were 372,000 warrants outstanding that are exercisable into 372,000 common shares at $0.50 per share until September 30, 2003, and 740,000 warrants outstanding that are exercisable into 740,000 common shares at $0.20 per share until February 28, 2004.

9.       INCOME TAXES

         The Company's total deferred tax asset is as follows:


      ==============================================================================
                                                           December 31,    March 31,
                                                                   2002         2002
      ------------------------------------------------------------------------------
      Tax benefit of net operating loss carry forward      $ 878,972    $ 820,979
         Valuation allowance                                (878,972)    (820,979)
                                                           ---------    ---------

                                                           $      --    $      --
      ==============================================================================


         The Company has an operating loss carryforward of approximately $467,000 which expires in the year 2022. The Company's subsidiary, ViaVid Broadcasting Corp., has Canadian operating losses carryforward of approximately $1,818,000 which expire from 2004 to 2009. The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty regarding realizability.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

================================================================================

10.      STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the stock option activity:


                                                     December 31, 2002                  March 31, 2002
                                                ---------------------------       --------------------------
                                                                   Weighted                         Weighted
                                                                    Average                          Average
                                                   Number          Exercise          Number         Exercise
                                                of Shares             Price       of Shares            Price
------------------------------------------------------------------------------------------------------------
      Outstanding, beginning of Period          1,117,000         $    0.30         667,000         $   0.55
          Granted                                  50,000              0.20         960,000             0.17
          Forfeited                              (595,000)             0.16        (340,000)            0.46
          Exercised                                    --                          (170,000)            0.20
                                                ---------                         ---------

      Outstanding, end of Period                  572,000         $    0.44       1,117,000         $   0.30
============================================================================================================


         The weighted average fair value of options granted to employees, non-employees and consultants during the nine month period was approximately $0.02 (2001 - $0.14) per option.

         Following is a summary of the status of options outstanding at December 31, 2002:



                                Outstanding Options                    Exercisable Options
                        ------------------------------------        -------------------------
                                    Weighted
                                     Average        Weighted                         Weighted
                                   Remaining         Average                          Average
                                 Contractual        Exercise                         Exercise
Exercise Price          Number          Life           Price            Number          Price
---------------------------------------------------------------------------------------------
$    0.30               30,000          0.05        $   0.30            30,000      $    0.30
     1.00               12,000          0.05            1.00            12,000           1.00
     3.50               25,000          0.16            3.50            25,000           3.50
     0.30               50,000          0.27            0.30            50,000           0.30
     0.37               20,000          0.47            0.37            20,000           0.37
     1.00               10,000          0.76            1.00            10,000           1.00
     0.40               25,000          1.02            0.40            25,000           0.40
     0.30               15,000          1.09            0.30            15,000           0.30
     0.30               45,000          1.21            0.30            45,000           0.30
     0.30               10,000          1.25            0.30            10,000           0.30
     0.20              150,000          1.26            0.20           150,000           0.20
     0.30               15,000          1.50            0.30            15,000           0.30
     0.20               15,000          1.80            0.20            10,000           0.20
     0.30              100,000          1.85            0.30           150,000           0.30
     0.20               50,000          2.69            0.20            50,000           0.20
=============================================================================================


VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

================================================================================



10.      STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         COMPENSATION

         During the nine month period ended December 31, 2002, there were no stock options issued to employees. No compensation cost for employees has been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123 for the December 31, 2002 pro-forma net loss and loss per share.

================================================================================

                                            Nine Month      Nine Month
                                          Period Ended    Period Ended
                                          December 31,    December 31,
                                                  2002            2001
--------------------------------------------------------------------------------

NET LOSS
    As reported                           $   (301,578)    $  (617,002)
                                          ============================

    Pro forma                             $   (301,578)    $  (619,094)
                                          ============================

BASIC AND DILUTED LOSS PER SHARE
    As reported                           $      (0.02)    $     (0.06)
                                          ============================

    Pro forma                             $      (0.02)    $     (0.06)
================================================================================

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

================================================================================
                                      Nine Month            Nine Month
                                    Period Ended          Period Ended
                                    December 31,          December 31,
                                            2002                  2001
--------------------------------------------------------------------------------

Risk-free interest rate                   1.960%           0% - 4.327%
Expected life of the options             2 years    6 months - 2 years
Expected volatility                          75%           180% - 206%
Expected dividend yield                      --                    --
================================================================================


         The Company granted 50,000 options to third party consultants during the nine month period ended December 31, 2002 and accordingly, the stock based compensation recognized using the Black Scholes Option pricing model was $896. The amount expensed during the nine month period ended December 31, 2002 was $78,414, and the total unamortized balance is $8,457. This amount was recorded in the accompanying consolidated statements of operations as consulting fees.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002


================================================================================


11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


         =======================================================================
                                              Nine Month       Nine Month
                                            Period Ended     Period Ended
                                            December 31,     December 31,
                                                    2002             2001
         -----------------------------------------------------------------------

         Cash paid for income taxes            $      --        $      --
         =======================================================================

         Cash paid for interest                $      --        $      --
         =======================================================================

         The following non-cash, investing and financing transactions occurred during the nine month period ended December 31, 2002:

         a) The Company issued 200,000 shares of common stock at an agreed value of $14,000 for consulting services.

         The following non-cash investing and financing transactions occurred during the nine month period ended December 31, 2001:

         a) The Company issued 900,000 shares of common stock at an agreed value of $62,500 for consulting services.

ITEM 2. MNAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

REVENUES. Our revenues were $153,365 for the three month period ending December 31, 2002, compared to revenues of $75,269 for the period December 31, 2001. Our revenues for the year ended March 31, 2002 were $275,280. Our revenues were achieved primarily from webcasting, teleconferencing and transcriptions services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services. We believe that largely because of the adoption by the US Securities and Exchange Commission of Regulation FD in October 2000, public reporting companies are more frequently webcasting and conducting conference calls for earnings updates, shareholder updates, product announcements, investor and broker presentations and annual meetings.

We are also continuing our efforts at pursuing day-to-day teleconferencing and webcasting business beyond the financial industry.

Our revenues have not been significant in comparison to our operating expenses as we are currently in the start-up phase of our operations. We are attempting to increase our future revenues by completing our plan of operations, as discussed below.

OPERATING EXPENSES. Our operating expenses were $203,233 for the three month period ending December 31, 2002, compared to operating expenses of $257,462 for the three months ending December 31, 2001. The decrease in operating expenses is due to the restructuring of our operations to reduce and eliminate certain expenses.

NET LOSS. Our net loss was $49,844, or $0.01 per share, for the three months ending December 31, 2002. Our net loss was $182,063, or $0.02 per share, for the three months ended December 31, 2001. Our net loss reflects the fact that we have not earned significant revenues to date.

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

         On November 6, 2002, the Company completed a 200,000 share private placement at $0.05 per share. The Company received total proceeds of $10,000.

         At December 31, 2002, we had current assets of $120,965, substantially all of which was accounts receivable. We had cash of $22,707. As of that date, we had current liabilities of $277,091, including accounts payable of $168,686. While we believe our recent restructuring of our expenses will enable us to meet these current liabilities out of our cash flow from operations, there can be no assurance that we will be successful in this regard. To the extent that this restructuring of our expenses is not sufficient to enable us to meet our current expenses and current liabilities, our ability to pursue our business plan will be adversely affected.

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

         Subject to the availability of sufficient funds, we currently intend to pursue the following Plan of Operations during the three months ended March 31, 2003:

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through December 31, 2002 are $770,045. Our total losses since inception through December 31, 2002 are $3,161,449. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours, in the early stages of their development. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2002 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to attain future profitable operations and/or obtain additional financing. At December 31, 2002 we had current assets of $120,965 and current liabilities of $277,091, including accounts payable of $168,686. In order to meet our Plan of Operations, we may need to raise additional capital. Our estimates as to our ability to fund our current operations out of our cash flow from operations may prove to be incorrect. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our business plans as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the nine month period ended December 31, 2002, we incurred a loss of $301,578 on revenues of $406,901. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

                           PART II - OTHER INFORMATION

Item 2.           Changes in Securities

                  During the quarter ended December 31, 2002, the Company issued to a single investor 200,000 shares of Common Stock for cash proceeds of $10,000 without registration under the Securities Act of 1933, as amended: The shares issued in the forgoing transaction were issued in a transaction exempt from registration pursuant to section 4(2) of that Act . A restrictive legend was placed on the certificate for the shares and stop transfer instructions were placed with the transfer agent regarding the further transfer of the shares. No underwriter participated in the sale of any of the shares.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit Number    Description

                        99.1     Chief Executive Officer's Certification
                        99.2     Chief Financial Officer's Certification

         (b)      Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended December 31, 2002.

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

Date:  February 13, 2003                /S/ Brian Kathler
                                        ---------------------------
                                        Brian Kathler
                                        President (Principal Executive Officer
                                        and Principal Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 13, 2003               By:
                                              /s/ Brian Kathler
                                              -------------------------------
                                              Brian Kathler
                                              President
                                              (Principal Executive Officer and
                                              Principal Accounting Officer)