Form 10KSB
period 2003-03-31
VIAVID BROADCASTING INC
filed 2003-07-16
CIK 1079110

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Mark One:

         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended March 31, 2003; or

         |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

                           COMMISSION FILE NO. 0-26535
                            VIAVID BROADCASTING, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               NEVADA                                    98-0206168
-------------------------------------------------------------------------------
 (State or Other Jurisdiction of                        (IRS Employer
  Incorporation or Organization)                       Identification No.)

   SUITE 290 - 145 CHADWICK COURT, NORTH VANCOUVER, BRITISH COLUMBIA V7M 3K1
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                        (Zip Code)

                                  604-988-7667
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                   Name of Each Exchange on Which Registered
-------------------------------------------------------------------------------
                                       None
-------------------------------------------------------------------------------

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
-------------------------------------------------------------------------------
                     Common Stock, par value $.001 per share

-------------------------------------------------------------------------------
                              (Title of Each Class)

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

         State Issuer's revenues for its most recent fiscal year:  $568,517.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 13, 2002, was $514,360 (Non-affiliates have been determined on the basis of holdings set forth in the information under Item 11 of this Annual Report on Form 10-KSB.)

         The number of shares outstanding of each of the Issuer's classes of common equity, as of June 13, 2003, was 12,423,000.

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

         We believe that as a result of recent changes in practices relating to the dissemination of corporate financial information and the increasing reliance on issuers' websites as a means for disseminating information to investors and market professionals, the demand for webcasting, teleconferencing and web page management services is on the rise. In marketing our services, we are currently targeting public companies affected by a Regulation F-D and other recently adopted rules of the U.S. Securities and Exchange Commission that reinforce the requirement that all public reporting companies make earnings and analyst conference calls, corporate media announcements and other information available simultaneously to all investors, not just industry insiders. Other recent rule adoptions require, under certain circumstances, that reports of changes in beneficial ownership of the issuer's securities and amendments to and waivers of the issuer's code of ethics appear on the issuer's website. Our services meet the communication needs of these corporate clients and we have seen a marked increase in interest in our services. Webcasting and website disclosures have been singled out by the U.S. Securities and Exchange Commission as compliance solutions for those public companies affected by the new regulations.

         Since our inception in 1999, when we commenced offering live-event coverage, participant interviews, online meetings and presentations, and teleconferencing services, we have developed a state-of-the-art digital platform capable of supporting our webcasting and teleconferencing business model. So as to ensure our competitiveness within the marketplace, we believe it necessary from time to time to modify and enhance this digital streaming technology platform. In addition, we are continually seeking to make changes to update our proprietary systems to keep our technology current.

         Using our platform, we believe we are able to provide webcasting and teleconferencing services that are capable of maximizing the quality of the disclosure broadcast and thereby enhancing the participant's experience. We use third party conferencing technology that allows us to accommodate in excess of 2,000 participants at a level of quality consistent with the highest business standards. Our services provide efficient, cost-effective solutions for our customers teleconferencing needs, including:

      o        Earnings events
      o        Annual shareholder meetings
      o        Analysts presentations
      o        Product Launches
      o        24 Hour Transcription Services
      o        Investor Relations Web Page Management Suite
      o        All special events

         Our Investor Relations Web Page Management Suite provides a platform for public reporting issuers to make available to investors and market professionals their:

      o        SEC filings
      o        press releases
      o        annual reports to stockholders
      o        shareholder updates
      o        presentations
      o        other investor relations related materials

         We have had limited revenues and have incurred losses since our inception in 1999. Our growth in revenues is substantially dependent upon our ability to remain abreast with the application and use of the latest technological developments in offering our webcasting and teleconferencing services. We believe that currently we are able to fund our operations from our cash flow generated by our operations. Further development of our technology, whether mandated by competitive pressures or otherwise, may require us to raise additional capital which may be unavailable or may only be available on terms disadvantageous to our stockholders.

         At March 31, 2003, webcasting, teleconferencing and transcription services, as well as I.R. Web Page Management Suites provided substantially all of our revenues.

OUR SERVICES

         Webcasting, Teleconferencing and Transcription Services. By integrating the Internet with traditional telephony technology, we are able to provide presentation, conferencing and web management services for our customers. These services empower our customers with real-time, interactive communication tools that allow for an effective and efficient means of communication. With our services, companies can broadcast conference calls that allow for the rapid dissemination of important information. In addition, a company can create a presenter-controlled linear presentation for such purposes as the unveiling of a new business model. Or a company can choose to develop a viewer-controlled non-linear presentation where the viewer chooses information they want to read. A company can also choose to develop a dynamic, interactive Internet broadcast where viewers can actively participate in the online experience. For example, a company may choose to broadcast a question and answer session with the CEO where the audience can pose their questions via phone or via the Internet.

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

         Web Page Management. Our I.R. Web Page Management Suite has been specifically designed to help public companies meet the ever increasing demands for disclosure of material developments on their website. These disclosures may be in response to Regulation F-D or other rules recently adopted by the U.S. Securities and Exchange Commission. The IR Page product is designed to integrate with a company's existing web site, maintaining the look and feel of the corporate site, while providing a powerful suite of tools for disclosure and investor communications. Our suite of web page management tools include:

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

         Benefits Our Services Afford to Our Customers. Our services offer customers the following benefits:

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

      o Live and Recorded Webcasting. Our live and recorded web-casting lets meeting moderators stream their phone conference and synchronized slide presentations over the Internet. Webcasts can be executed live for press conferences or announcements, or can be recorded and made available to an unlimited number of participants. Thousands of individuals can listen to the conference and view online presentations using a standard media player and an Internet connection of 28.8 kbps or greater. Businesses can record training presentations to view over time or may make presentations of new products, services or policies to a global workforce available for viewing online at the audience's convenience.

      o 24 Hour Transcription Services. We have a team of transcriptionists that provide us with a hard copy transcription within 24 hours of receiving a digital copy of the telephone conference call.

      o I.R. Web Page Management Suite. This product is designed to integrate with a company's existing web site, maintaining the look and feel of the corporate site, while providing a powerful suite of tools for disclosure and investor communications. The product has been designed to provide economics to the marketplace, bringing automated IR web page management to a new level of cost savings.

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

      o I.R. Web Page Management Suite: this service is bundled with ViaVid's existing webcasting and teleconferencing products and services. Included in the suite are quarterly web-casts and text based transcripts of those web-casts, both of which are automatically linked within the clients IR Page.

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

OUR REVENUES

         We charge our teleconferencing customers a per-minute fee based on each phone participant's actual participation time in the conference. For the year ended March 31, 2003, approximately 57% of our revenues were derived from this source.

         A customer using our webcasting services is charged a flat fee for the addition of an audio/video webcast, in addition to the per participant per minute fee for teleconferencing services. For the year ended March 31, 2003, approximately 16% of our revenues were derived from this source.

          A customer is charged a flat fee for the use of the ViaVision service for a web conference or a recorded webcast. The ViaVision service adds to an audio/video webcast the ability of the presenter and his audience to interact through the telephone or a web browser. For the year ended March 31, 2003, approximately 5% of our revenues were derived from this source.

         A customer is charged a flat fee for the I.R. Web Page Management Suite. For the year ended March 31, 2003, approximately 7% of our revenues were derived from this source.

         Also, a customer is charged a flat fee for our transcription services. For the year ended March 31, 2003, approximately 15% of our revenues were derived from this source.

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

OUR STRATEGY

         Our business objective is to become a leader in the teleconferencing and webcasting industry. Our primary business is to provide simple, reliable, and scalable, yet cost-effective, online presentation and conferencing services. To achieve our objective, we believe we must:

      o Aggressively sell our services to a wide range of business customers, using both direct and indirect sales channels to drive revenue growth. The primary objective for our direct sales efforts is to target businesses in diverse vertical markets, such as those in the financial services industry. The primary objective of our indirect sales efforts is to establish strategic partnerships with resellers, such as conferencing and communications providers, so as to leverage their large and established customer bases.

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

      o Continue to develop proprietary software and hardware enhancements that integrate traditional telephony solutions with the most current Internet technologies. As new technologies emerge, our goal is to integrate these technologies into our services and, where necessary, to create the tools necessary to enable these technologies to be integrated into our services. We intend to continue to invest resources to the extent available on research and development activities so as to best facilitate the integration of new technologies applicable to the services we provide into our existing services. As the Internet and telecommunications continue to evolve, so must our services continue to grow and evolve in order to be able to continue to meet the needs of our customers. In the event we are unable to grow and evolve our services, our ability to compete with others and earn revenues will be adversely affected.

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

CUSTOMERS

         Since the inception of our offering webcasting services for corporate clients in early January 2001 through June, 2003, we have serviced more than 700 webcasts for more than 200 corporate clients, the majority of which have their securities traded on the New York Stock Exchange or the NASDAQ Stock Market.

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

STRATEGIC PARTNERS

         We intend to seek to explore possible strategic relationship opportunities that will expand our position within the webcasting and teleconferencing industry. We believe that such relationships can be used to enhance our service offerings, technology, infrastructure, and distribution channels. To date, we have not entered in any such relationships and there can be no assurance that we will be successful in entering into any strategic relationships.

TECHNOLOGY AND RESEARCH AND DEVELOPMENT

         Since our inception in 1999, we have expended approximately $800,000 for research and development and the enhancement of our telephony and webcasting capabilities. Our approach is to enhance existing services and develop future solutions that integrate traditional telephony with Internet communication technologies available from third parties that allows us to effectively improve upon our existing infrastructure, technologies, and proprietary systems to accommodate and remain current with changes within the teleconferencing and webcasting industries.

         We maintain our own facilities for webcasting and our other services and development activities in Vancouver, British Columbia. Our services are designed and developed using Microsoft development tools. They reside on a common infrastructure that has backup power systems, redundant cooling systems, fire suppression systems, and sophisticated security systems.

         We evaluate new technologies from time to time to determine if they will be beneficial to our users and also build systems and software that assist us in their management and integration into web-based applications. In cases where no existing technology meets our needs, we may seek to develop our own solution or modify an existing technology. We believe that by developing proprietary systems and applications on top of new and existing technologies, we can leverage the benefits of emerging technologies and integrate these technologies into our services. Our web-conferencing service uses hardware that we purchase and software either licensed from third persons or that we develop in-house.

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

         We are currently working on enhancements to all our proprietary systems with a targeted Summer, 2003 release. These enhancements are intended to improve our product offerings by enabling live question and answer, survey and online voting, and the ability to allow for multiple presenters.

SALES AND MARKETING

         Currently, we have two full-time employees engaged in sales and marketing.

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

COMPETITION

         The business of providing communication services over the Internet is rapidly evolving and is intensely competitive. We believe as the market for these services grows, competition will further intensify. Substantially all our competitors are larger companies with greater financial resources.

         We believe that in order for our services to be attractive and to be competitive with others providing Internet webcasting services, we will need to continually enhance and improve our computer hardware and software. Furthermore, as the Internet communications industry evolves and develops, in order to meet competition, we may be required to acquire or develop additional computer hardware and software. We may not have available to us the necessary financial resources to acquire or develop these products. We must continually enhance our services to stay competitive

         Over the next few years, we expect the market for web-conferencing services to continue to evolve. As more opportunities arise within this market, more companies will enter this market and invest significant resources to develop services that compete with ours. As a result, we expect that competition will continue to intensify. This increase in competition may result in price reductions, reduced sales and margins, loss of market share, and reduced acceptance of our services.

         There are numerous other companies able to provide webcasting services all of whom may be deemed to be our competitors

         There are also numerous other companies providing teleconferencing services substantially all of whom are larger with greater capitalization. These companies have large and established customer bases. Although our marketing efforts are currently directed primarily to a niche of teleconferencing relating to earnings reports and financial reporting, our competitors can be deemed to include AT&T, Global Crossing and Sprint, as well as a large number of traditional operator-assisted teleconferencing providers.

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

         In addition to newly established webcasting and teleconferencing providers, our primary source of competition stems from standalone providers of traditional teleconferencing, such as AT&T, Sprint, and other telecommunications giants. These companies currently offer bundled teleconferencing services to their customer base, which may include video and data conferencing services and other web streaming services. We also compete with traditional operator-assisted conferencing providers, such as Conference Plus, Genesys, Intercall, and Premier Conferencing.

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

EMPLOYEES

         We currently have seven full-time employees, including Mr. Brian Kathler, our President, and Mr. Paul Watkins, our Secretary and Treasurer. Of these employees, three are engaged in marketing activities, two are engaged in software and other development activities, two are engaged in production, administration and accounting activities. From time to time, we employ the services of outside consultants and third parties who provide software development services, marketing and promotional services, transcription services and management services.

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

         Our principal executive offices are located at Suite 290 - 145 Chadwick Court, North Vancouver, British Columbia V7M 3K1. Our telephone number is (604) 988-7667. Our Web site is located at http://www.viavid.com. Information contained on our Web site does not constitute part of this Report.

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

         Our primary business activities are carried on at leased premises located at Suite 290 - 145 Chadwick Court, North Vancouver, British Columbia V7M 3K1. These premises are comprised of approximately 1,000 square feet and are rented on a month-to-month basis at a rate of $725 per month. We believe they are adequate for our present activities.

ITEM 3 - LEGAL PROCEEDINGS:
---------------------------

         We are not currently a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
-------------------------------------------------------------

         No matter was submitted during the fourth quarter of the fiscal year ended March 31, 2003 to a vote of security holders.

                                     PART II
                                     -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS:
----------------------------------------------------------------------

         Our Common Stock has been quoted on the OTC Bulletin Board since January 4, 2000 under the symbol VVDB. The following table sets forth the high and low bid quotations on the OTC Bulletin Board for our Common Stock for the period January 1, 2001 through June 13, 2003.

                                                              BID
                                               ---------------------------------
             CALENDAR QUARTER                  HIGH                  LOW
          ----------------------------------------------------------------------

            2001: First Quarter                $0.63                  $0.16

            2001:  Second Quarter              $0.48                  $0.11

            2001:  Third Quarter               $0.42                  $0.10

            2001:  Fourth Quarter              $0.40                  $0.09

            2002:  First Quarter               $0.19                  $0.09

            2002:  Second Quarter              $0.14                  $0.05

            2002:  Third Quarter               $0.11                  $0.04

            2002:  Fourth Quarter              $0.11                  $0.01

            2003:  First Quarter               $0.09                  $0.02

            2003:  Second Quarter              $0.09                  $0.03
            (through June 13, 2003)

The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On June 13, 2003, the closing bid quotation for the Common Stock, as reported on the OTC Bulletin Board, was $0.07.

         As of June 13, 2003, we had approximately 355 shareholders of record.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

         During the fiscal year ended March 31, 2003, we have issued the following unregistered securities.

         1. In November, 2002, we issued 200,000 shares at a price of $0.05 per share. The proceeds were $10,000.The securities were offered and sold pursuant to Regulation D under the Act. The purchaser represented his intention to acquire the securities for investment only and not with a view to their distribution. A legend was affixed to the stock certificate restricting the further transfer of the shares. The securities were issued in reliance upon the exemption from the registration requirements of the Act afforded by Section 4(2). No underwriter was involved in the issuance of the securities.

         2. During the year ended March 31, 2003, we issued an aggregate 200,000 shares to two persons for consulting services rendered. Each person represented his intention to acquire the securities for investment only and not with a view to distribution. Legends were affixed to the stock certificates. The securities were issued in reliance upon the exemption from the registration requirements of the Act afforded by Section 4(2). No underwriter was involved in the issuance of the securities.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
-------------------------------------------------------------------

PLAN OF OPERATION

         Goals and Objectives

         Our goals and objectives are to:

      o Generate teleconferencing revenues through the sales of corporate conference call services
      o Generate audio/video webcasting revenues through broadcasts of conference calls, corporate presentations, annual general meetings and other related meetings;
      o Build a revenue base to grow from and identify new revenue streams as they emerge.

STATEMENT OF OPERATIONS

YEAR ENDED MARCH 31, 2003

SALES. Our revenues were $568,517 for the year ended March 31, 2003 compared to revenues of $275,280 for the year ended March 31, 2002. Our revenues were achieved primarily from webcasting, teleconferencing, transcription services and I.R. Web Page Management Suites. The increase in our revenues is due to the increase in our client base and providing a greater volume of services.

EXPENSES. Our operating expenses were $912,088 for the year ended March 31, 2003, compared to operating expenses of $1,040,872 for the year ended March 31, 2002.

         Consulting fees, salaries and benefits and stock-based compensation totalled $389,064 for the year ended March 31, 2003, compared to $563,201 for the year ended March 31, 2002. Consulting fees and salaries decreased by $80,149 because the number of staff required for our new services has been significantly reduced. Stock-based compensation decreased by $93,988 because of the decrease of stock options granted to consultants.

         Our amortization expenses decreased from $44,460 in the year ended March 31, 2002 to $35,958 in the year ended March 31, 2003 because of the reduction in assets required for our new services and the lower asset base.

         Office and miscellaneous expenses increased from $75,261 in 2002 to $98,076 in 2003 because of the increase in teleconferencing.

         Travel and promotion declined from $2,887 in 2002 to $2,468 in 2003 because of the shift in focus towards our new products and services which did not require extensive travel.

         We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $(343,470) or $(0.03) per share for the year ended March 31, 2003. Fully diluted loss per share was the same. Our net loss was $(764,696) or $(0.07) per share for the year ended March 31, 2002. Our reduced net loss reflects our improved revenues and steps we have taken to reduce our expenses

YEAR ENDED MARCH 31, 2002

SALES. Our revenues were $275,280 for the year ended March 31, 2002 compared to revenues of $39,784 for the year ended March 31, 2001. Our revenues were achieved primarily from teleconferencing, webcasting, transcription and I.R. Web Page Management Suite services.

OPERATING EXPENSES. Our operating expenses were $1,040,872 for the year ended March 31, 2002, compared to operating expenses of $1,065,056 or the year ended March 31, 2001. The decrease in operating expenses was due to the reduction of office expenses.

NET LOSS. Our net loss was $764,696, or $(0.07) per share, for the year ended March 31, 2002. Our net loss was $1,018,361 or ($0.14) per share, for the year ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $1,820 as of March 31, 2003 compared to cash of $10,616 as of March 31, 2002.

         During the period April 1, 2002 through March 31, 2003, we realized net proceeds of $10,000 from the sales of our equity securities. These proceeds were used to finance our operating activities.

         We plan on meeting our operating expenses during the year by focusing on generating revenues through the sales of corporate conference call services and the sales of webcasting products, I.R. Web Page services, transcription services and services related to broadcasts of conference calls, corporate presentations, annual general meetings and other related meetings, as well as from additional capital intended to be provided by the proposed sale of equity securities. There can be no assurance that any additional capital can be raised or, if equity securities are sold, the terms of any such transaction. While our intention is to fund our activities out of our revenues and not rely on raising additional capital for that purpose, there can be no assurance that we will be successful in that regard.

         Subject to the availability of sufficient funds, we currently intend to pursue the following Plan of Operations during the twelve months ended March 31, 2004:

      o Continue to develop a customer base of companies to use our services for teleconferencing and Webcasting of corporate information, as well as customers requiring I.R. Pages and transcription services.

      o Market our teleconferencing services to public companies required to release earnings and analyst conference calls, corporate media announcements and other information.

      o Subject to the availability of additional capital, purchase additional equipment to expand our teleconferencing service and Webcasting capabilities.

         Our actual expenditures and business plan may differ from this stated Plan of Operations. There can be no assurance that we can raise additional capital on terms we will consider acceptable.

         Although we have no present plans or proposals pending, strategic alliances relating to teleconferencing or webcasting may cause our Board of Directors to modify our plans. In addition, we may modify our Plan of Operations based on the available amounts of financing. We do not have any arrangement in place for any debt or equity financing which would enable us to fully fund our Plan of Operations.

         We are currently receiving revenues from our teleconferencing, webcasting, transcription and I.R. Web Page Management Suite services. We believe we will experience an increase in revenue from these sources if we are successful in increasing our customer base.

         Because our revenues are limited, we expect that we will continue to operate at a loss for the foreseeable future. Our expenses include a number of items that do not involve cash expenditures and we believe that these non-cash expenditures will contribute substantially to our continuing losses. However, there can be no assurance that our revenues will be sufficient to meet our cash expenses. We base our expectations in part on the following:

      o We will maintain our current level of revenues and rate of growth in revenues.

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

         In the event the above expectations are not fulfilled, our Plan of Operation may not be realized and we may have to make changes to our Plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding our plans and objectives for our future operations, including plans or objectives relating to our intentions to provide webcasting and teleconferencing services, streaming media technology and Web-based tools to create, develop and offer financial news and information, and other content through the Internet and other dissemination services and products or services, our plans and objectives regarding revenues and expenses in future periods, our needs for capital expenditures, research and development, our ability to maintain our competitive position, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current or future levels of operating and other expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this Report include the assumptions made by management and management's expectations as to the future growth and business direction of the publication of corporate financial information over the Internet, e-commerce through the facilities of the Internet and the role of video and audio production, Internet news broadcasting and websites in the distribution of financial and securities market sensitive information. They also include our beliefs as to our ability to compete successfully and maintain our technological position relative to other providers of streaming media and Web-based communication services. They also include our beliefs as to the willingness of public reporting issuers of securities to use our services for Webcasting and teleconferencing and to broadcast corporate news and information on the Internet and for us to derive material revenues from providing this service. We cannot assure you that our assumptions and expectations in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet-based communication services for the dissemination of their news information, realizing material amounts of Webcasting or other revenues, achieving any commercial advantage relative to other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our webcasting or other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our business plan has evolved over time, and we expect that our plans will evolve further in the future. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 22 They are also described in our Annual Reports on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through March 31, 2003 are $931,661. Our total losses since inception through March 31, 2003 are $3,203,341. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2003 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to obtain additional financing. At March 31, 2003, we had total current assets of $116,279 and total current liabilities of $315,899. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. These restructuring activities continued into the third quarter. While we believe that with the completion of this restructuring we will be able to support our operations out of our cash flow, there can be no assurance that these expectations will materialize. We expect to continue, as opportunities arise, to seek to raise additional capital through the sale of equity securities. We are unable to state whether we will be able to raise any additional capital from such sources or the terms on which it may be raised. The sale of our equity securities may dilute the interests of our existing stockholders.

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

         In addition, there can be no assurance that we will be able to accurately predict our revenue, particularly in light of the unproven and evolving manner in which we derive our revenue, the intense competition for the marketing of our services, revenue-sharing opportunities, and our limited operating history. We may be unable to adjust our spending in a timely manner to compensate for disappointing results of our marketing efforts and efforts to develop revenue, any unexpected revenue shortfall or other un-anticipated technological or other changes in the Internet industry. Our failure to accurately make such predictions or adjustments in our spending would have a material adverse effect on our business, results of operations and financial condition.

POSSIBLE INABILITY TO IMPLEMENT OUR BUSINESS STRATEGY

Our business strategy includes increasing our revenues from the teleconferencing, webcasting, transcription and I.R. Web Page industry. To achieve our business objective, we believe we must:

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

      o Explore possible strategic relationship opportunities that will expand our position within the webcasting, teleconferencing, transcription and I.R. Web Page Management industry that will enhance our service offerings, technology, infrastructure, and distribution channels.

If we are not successful in implementing all components of our business strategy successfully, our operating results and financial condition may be harmed and our business may fail.

POSSIBLE INABILITY TO GENERATE REVENUES AND PROFITABLE OPERATIONS

         We have earned limited revenues to date and we are presently not profitable. Our business and marketing strategy contemplates that we will earn revenues from providing webcasting, teleconferencing, transcription and I.R. Web Page Management services to corporate clients throughout North America. If we are not able to generate material revenues from these activities or if the revenues generated do not exceed the operating costs of our business, then our business will not be profitable and our business may fail.

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the year ended March 31, 2003, we incurred a loss of $(343,470) on revenues of $568,517. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

         If our operating expenses increase as anticipated, we will realize continuing losses for the foreseeable future.

DEPENDENCE ON WEBCASTING,  TELECONFERENCING AND TRANSCRIPTION REVENUE

We currently expect that webcasting, teleconferencing, transcription and I.R. Page Web Management will continue to be the principal source of our revenue in the foreseeable future. Our ability to generate webcasting, teleconferencing, I.R. Web Page Management and transcription revenue will depend on several factors, including:

      o the pricing of webcasting, teleconferencing, I.R. Web Page Management and transcription services by others,

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

BRIEF TENURE OF MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 34.3%, excluding shares issuable on conversion of debentures they own, of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
-----------------------------------------------------------------------------

         We filed a Current Report on Form 8-K dated June 5, 2003 in response to
Item 4. Change in Registrant's Certifying Accountant. Accordingly, information responsive to this Item 8 has been previously reported, as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and, as provided in Instruction 1 to Item 304 of Regulation S-B, such information need not be reported in this Annual Report.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:
--------------------------------------------------

         Our Directors and executive officers, their ages, and positions with us, as well as their employment background for the past five years are as follows:

NAME                      AGE             POSITION
----                      ---             --------

Brian Kathler             40              President and Director
Paul Watkins              39              Secretary, Treasurer and Director
Robert Gamon              55              Director


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

         DIRECTOR AND OFFICER SECURITIES REPORTS

         The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended March 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION:
-------- -----------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation paid or awarded to our President during the three fiscal years ended March 31, 2003 for all services rendered to us in that year.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                            -----------------------------------------------------------------------------------
                                                     BONUS/ANNUAL    SECURITIES      LONG-TERM
     NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
---------------------------------------------------------------------------------------------------------------
Brian Kathler                             $
                           2001        $60,000           -0-            -0-            -0-             -0-
                           2002        $17,000           -0-            -0-            -0-             -0-
                           2003        $41,908           -0-            -0-            -0-             -0-

EMPLOYMENT AGREEMENTS

         The services of Brian Kathler, our President, are provided pursuant to a consulting agreement dated March 31, 2003 between Kathler Holdings Ltd and us. The following services of Mr. Kathler are provided pursuant to this agreement:
(1) general direction and supervision of our business and financial affairs; (2) overall direction to our management; (3) management of our day to day operations; and (4) performing such other duties and observing such instructions as may be reasonably assigned to Mr. Kathler by our Board of Directors. The agreement has a term of one year. The compensation we pay to Kathler Holdings Inc. was increased from $5000 per month to $6,500 per month effective March 31, 2002. The services of Mr. Kathler under this agreement are on a full time basis.

         The services of Paul Watkins, Secretary, Treasurer and a director, are provided pursuant to a consulting agreement dated March 31, 2003 between Watkins Communications Inc and us. The following services of Mr. Watkins are provided to us pursuant to this agreement: (1) the exercise of general direction and supervision over the marketing and development of our business; (2) providing direction to our management; (3) assisting with our day to day operations; and
(4) performing such other duties and observing such instructions as may be reasonably assigned by our Board of Directors. The agreement is for a term of one year. The compensation that we pay to Watkins Communications Inc. was increased from $5,000 per month to $6,500 per month effective March 31, 2002. The services of Mr. Watkins under this agreement are on a full time basis.

         The services of Robert Gamon, a director, are provided pursuant to a consulting agreement between us and Mr. Gamon. dated March 31, 2003. The following services of Mr. Gamon are provided to us pursuant to this agreement:
(1) supervising the financing activities of the Company; (2) advising the Company on its capital structure and the structure of future financings; and (3) performing such other duties and observing such instructions as may be reasonably assigned by our Board of Directors. The agreement is for a term of one year. The compensation that we pay to Mr. Gamon was increased from $5,000 per month to $6,500 per month effective March 31, 2002. The services of Mr. Gamon under this agreement are on a full time basis.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
-------------------------------------------------------------------------

         The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 31, 2003 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

         NAME AND ADDRESS                                            PERCENT
         OF BENEFICIAL OWNER(1)                      AMOUNT          OF CLASS(2)
         ----------------------                      ------          -----------
         Brian Kathler (3)                      [2,665,000] shares     [19.8]%
         Director, President

         Paul Watkins(4)                        [1,847,500] shares     [13.7]%
         Secretary, Treasurer, and Director

         Robert Gamon (5)                       [2,835,000] shares     [21.1]%
         Director

         Cheryl Watkins (6)                        817,500 shares        6.6%

         All Officers and Directors             [7,347,500] shares     [47.4]%
         as a Group (3 persons)
         -----------------------------------------------------------------------
(1) Unless otherwise indicated, the address of such person is c/o of the Company.
(2) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at June 13, 2002. As of June 13, 2003, there were 12,423,000 shares of the Company's common stock issued and outstanding. In addition, there were 530,000 shares subject to options exercisable within 60 days of the date of this registration statement.
(3) The 1,635,000 shares of common stock beneficially owned by Brian Kathler are registered in the name of Kathler Holdings Inc., a private company controlled by Mr. Kathler. Also, includes 1,030,000 shares of Common Stock issuable upon conversion of the principal and interest on a $50,000 convertible promissory note issued in March 2002. The conversion price is based on a price equal to 80% of the fair market value of a share of Common Stock as of March 31, 2003. See
Item 12. Certain Relationships and Related Transactions, for a description of the terms of the note, including the manner in which the conversion price is determined.
(4) Also, includes 1,030,000 shares of Common Stock issuable upon conversion of the principal and interest on a $50,000 convertible promissory note issued in March 2002. The conversion price is based on a price equal to 80% of the fair market value of a share of Common Stock as of March 31, 2003. See Item 12. Certain Relationships and Related Transactions, for a description of the terms of the note, including the manner in which the conversion price is determined. Excludes 817,500 shares held by Mr. Watkins' wife as to which Mr. Watkins disclaims a beneficial interest. Paul Watkins and Cheryl Watkins are husband and wife.
(5) 1,635,000 shares of common stock are beneficially owned by Robert Gamon and are registered in the name of 595871 BC Ltd., a private company controlled by Mr. Gamon. Also, includes 1,030,000 shares of Common Stock issuable upon conversion of the principal and interest on a $50,000 convertible promissory note issued in March 2002. The conversion price is based on a price equal to 80% of the fair market value of a share of Common Stock as of March 31, 2003. See
Item 12. Certain Relationships and Related Transactions, for a description of the terms of the note, including the manner in which the conversion price is determined. Mr. Gamon also purchased an aggregate of 170,000 shares which he holds through 595871 BC Ltd.
(6) Excludes 817,500 shares held by Ms. Watkins' husband as to which Ms. Watkins disclaims a beneficial interest. Paul Watkins and Cheryl Watkins are husband and wife.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The Company has one equity compensation plan for its employees, Directors and consultants pursuant to which options rights or shares may be granted or issued. See Note 9 to the Notes to Consolidated Financial Statements for further information on the material terms of these plans.

         The following table provides information as of March 31, 2003 with respect to compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

EQUITY COMPENSATION PLAN INFORMATION

                                   (A)                     (B)                       (C)

PLAN CATEGORY                NUMBER OF                WEIGHTED-              NUMBER OF SECURITIES
                             SECURITIES TO BE         AVERAGE EXERCISE       REMAINING AVAILABLE FOR
                             ISSUED UPON              PRICE OF               FUTURE ISSUANCE UNDER
                             EXERCISE OF              OUTSTANDING            EQUITY COMPENSATION
                             OUTSTANDING              OPTIONS,               PLANS (EXCLUDING
                             OPTIONS,  WARRANTS       WARRANTS AND           SECURITIES REFLECTED IN
                             AND RIGHTS                RIGHTS                 COLUMN (A))
----------------------------------------------------------------------------------------------------
Equity compensation             530,000                   $0.43                    1,273,450
plans approved by
security holders

Equity compensation             200,000                   $0.07                        -0-
plans not approved by
security holders

Total                           730,000                                            1,273,450

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
---------------------------------------------------------

         We have entered into a consulting contract with Kathler Holdings Inc. for the services of Brian Kathler, our President and a Director. We have also entered into a consulting contract with Watkins Communications Inc. for the services of Mr. Paul Watkins, our Secretary/Treasurer and a Director, and Mr. Robert Gamon for his services as a Director.

         As of March 31, 2003, we are indebted to each of Mr. Kathler, 595871 and Mr. Watkins an aggregate of $139,542 for their monthly compensation that was deferred.

         In March 2002, we issued our 3% convertible promissory notes in the principal amount of $50,000 to each of Kathler Holdings, Inc., 595871 BC Ltd. and Watkins Communications Inc. The notes were issued in place of amounts owing to those persons for services rendered by Brian Kathler, Robert Gamon and Paul Watkins, respectively, during the period May 31, 2000 to

February 28, 2002. Interest is payable on the notes at 3% per annum (5% if past due) and is payable at maturity in cash or by issuance of shares of common stock based on their fair market value. The principal and accrued interest on the notes is convertible at any time into shares of our common stock at a conversion price equal to the lesser of $0.50 and 80% of the fair market value of a share of common stock, subject to adjustment in the event of stock splits or combinations. Fair market value is determined based on the average of the closing bid and asked prices for our common stock on the 20 trading days preceding the date on which we receive notice of conversion of the note or the date interest is paid by deliver of shares. The notes become due and payable on December 31, 2004, or prior thereto in the event of a default. We have agreed to file on one occasion a registration statement under the U.S. Securities Act of 1933, as amended, to register the offer and sale of the shares issuable on conversion of the notes on the demand of any holder of the notes.

         At March 31, 2003, we had no other loans outstanding to any of our officers, Directors or principal shareholders.

                                     PART IV
                                     -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K:
-------------------------------------------

(A) EXHIBIT                              DESCRIPTION
-----------    -----------------------------------------------------------------

    3.1        Articles of Incorporation*

    3.2        By-Laws of the Company*

   10.1 Acquisition Agreement dated January 26, 1999 between the Company and Mr. Paul Watkins, Ms. Cheryl Watkins, 549419 BC Ltd. and Kathler Holdings Inc.*

   10.2 Consulting Contract dated March 31, 2003 with Kathler Holdings Inc. and Brian Kathler.**

   10.3 Consulting Contract dated March 31, 2003 with Watkins Communications Inc. and Paul Watkins.**

   10.4        Consulting Contract dated March 31, 2003 with Robert Gamon**

   21.0        Subsidiaries of Registrant:
               Name                       State or Jurisdiction of Incorporation
               ----                       --------------------------------------
               ViaVid Broadcasting Corp.  British Columbia

   99.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)**

   99.2        Certification of Chief Financial Officer Pursuant to Rule
               13a-14(a)**

   99.3 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)**

   99.4 Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)**
--------------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form 10-SB filed June 29, 1999 (File No. 0-26535).

** Filed or furnished herewith

(b) Reports on Form 8-K

         The Registrant has not filed any Current Reports on Form 8-K for the quarter ended March 31, 2003.

ITEM 14 - CONTROLS AND PROCEDURES:
----------------------------------

         Under the supervision and with the participation of our management, including Brian Kathler, our President and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on the evaluation, Mr. Kathler has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                                 VIAVID BROADCASTING, INC.

                                             BY: /s/ Brian Kathler
                                                 -------------------------------
                                                 Brian Kathler, PRESIDENT

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                       DATE
---------                   -----                                       ----

 /s/Brian Kathler           President (Principal                   July 15, 2003
-------------------         Executive Officer and Principal
Brian Kathler               Financial and Accounting Officer
                            and Director)

 /s/ Paul Watkins           Director                               July 15, 2003
-------------------
Paul Watkins

 /s/ Robert Gamon           Director                               July 15, 2003
------------------
Robert Gamon

                            VIAVID BROADCASTING INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                 MARCH 31, 2003

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

Independent Auditors' Report - Telford Sadovnick                             3

Independent Auditors' Report - Davidson & Company                            4

Consolidated Balance Sheet                                                   5

Consolidated Statements of Operations                                        6

Consolidated Statements of Stockholders Equity (Deficiency)                  7

Consolidated Statements of Cash Flows                                        9

Notes to Consolidated Financial Statements                                   10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of
ViaVid Broadcasting Inc.

We have audited the accompanying Balance Sheets of ViaVid Broadcasting Inc. as of March 31, 2003 and the related Statements of Operations, Stockholders' Deficiency and Cash Flows for the year then ended. These financial statements are the responsibility of ViaVid Broadcasting Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of ViaVid Broadcasting Inc., as of March 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ViaVid Broadcasting Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's losses from operations since inception raises substantial doubt as to the Company's ability to continue as a going concern, unless the Company attains future profitable operations and /or obtains additional financing. These financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

                                                 /s/ TELFORD SADOVNICK, P.L.L.C.

                                                 CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
June 11, 2003

                                     A Partnership of Incorporated Professionals
DAVIDSON & COMPANY      Chartered Accountants

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
ViaVid Broadcasting Inc.

We have audited the consolidated balance sheets of ViaVid Broadcasting Inc. as at March 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2002 and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's losses from operations since inception raises substantial doubt as to the Company's ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing. These financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

                                                 "DAVIDSON & COMPANY"

Vancouver, Canada                                Chartered Accountants

May 1, 2002

                          A Member of SC INTERNATIONAL
                          ----------------------------

                  1200 - 609 Granville Street, P.O. Box 10372,
                 Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
                   Telephone (604) 687-0947 Fax (604) 687-6172

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

=============================================================================================================
                                                                                 March 31,         March 31,
                                                                                   2003              2002
-------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                                                   $     1,820       $    10,616
    Accounts receivable                                                             114,459            86,076
                                                                                -----------       -----------

    Total current assets                                                            116,279            96,692

PROPERTY AND EQUIPMENT  (Note 4)                                                     85,289           129,578
                                                                                -----------       -----------

TOTAL ASSETS                                                                    $   201,568       $   226,270
=============================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                    $   176,357       $    88,909
    Due to related parties (Note 5)                                                 139,542             5,858
                                                                                -----------       -----------

    Total current liabilities                                                       315,899            94,767

CONVERTIBLE PROMISSORY NOTES (Note 6)                                               150,000           150,000
                                                                                -----------       -----------

Total liabilities                                                                   465,899           244,767
                                                                                -----------       -----------

STOCKHOLDERS' DEFICIENCY

    Capital stock (Note 7)
       Authorized
             25,000,000 common shares with a par value of $0.001 per share
       Issued
             12,423,000 common shares (12,023,000 at March 31, 2002)                 12,423            12,023

    Additional paid-in capital                                                    2,940,718         2,829,351
    Deficit                                                                      (3,203,341)       (2,859,871)
    Accumulated other comprehensive loss                                         (14,131)                 (--)
                                                                                -----------       -----------

    Total stockholders' deficiency                                                 (264,331)          (18,497)
                                                                                -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $   201,568       $   226,270
=============================================================================================================

NATURE OF OPERATIONS (Note 1)

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

==================================================================================================
                                                 Year Ended         Year Ended         Year Ended
                                                  March 31,          March 31,          March 31,
                                                    2003               2002               2001
--------------------------------------------------------------------------------------------------
REVENUE
    Broadcast and web income                    $    568,517       $    275,280       $     39,784
                                                ------------       ------------       ------------

EXPENSES
    Amortization                                      35,958             44,460             51,702
    Bad debts                                          3,228              3,677                 --
    Conference calls                                 294,925            198,112            133,530
    Consulting                                       247,027            293,281            368,291
    Foreign exchange                                      --                665              8,967
    Interest                                           4,533             37,500                 --
    Loss on sale of property and equipment             3,994              2,118                 --
    Office and miscellaneous                          98,076             75,261             89,442
    Professional fees                                 49,132             74,672             72,997
    Rent                                              30,710             38,319             46,099
    Salaries and benefits                             54,270             88,165            152,231
    Stock based compensation                          87,767            181,755            119,958
    Travel and promotion                               2,468              2,887             21,839
                                                ------------       ------------       ------------

                                                     912,088          1,040,872          1,065,056
                                                ------------       ------------       ------------

LOSS BEFORE OTHER ITEM                              (343,571)          (765,592)        (1,025,272)

OTHER ITEM
    Interest income                                      101                896              6,911
                                                ------------       ------------       ------------

LOSS FOR THE YEAR                               $   (343,470)      $   (764,696)      $ (1,018,361)
==================================================================================================

BASIC AND DILUTED LOSS PER COMMON  SHARE        $      (0.03)      $      (0.07)      $      (0.14)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
    OF COMMON STOCK OUTSTANDING                   12,111,000         10,910,370          7,288,729
==================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

====================================================================================================================================
                                           Common Stock
                                   -----------------------
                                                                                                         Accumulated
                                     Number                   Additional  Subscriptions                     other
                                   Of Shares     Amount        Paid-in       Received       Deficit     Comprehensive     Total
                                                               Capital     In Advance                        Loss
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000          6,652,000   $     6,652   $ 1,358,077             --   $(1,076,814)  $          --   $   287,915

  Shares issued for exercise of
    Stock options                    180,000           180       179,820             --            --              --       180,000
  Shares issued for consulting
    Fees                              75,000            75        37,425             --            --              --        37,500
  Shares issued pursuant to a
    private placement                740,000           740       369,260             --            --              --       370,000
  Shares issued for finders fee
    on private placement               4,000             4         1,996             --            --              --         2,000
  Finders fee on private
    placement                             --            --       (31,000)            --            --              --       (31,000)
  Shares issued for consulting
    Fees                             312,000           312        77,688             --            --              --        78,000
  Shares issued for exercise of
    stock options                    150,000           150        29,850             --            --              --        30,000
  Stock-based compensation
    for options issued to
    consultants                           --            --       119,958             --            --              --       119,958
  Subscriptions received in
    Advance                               --            --            --    $   106,000            --              --       106,000
  Loss for the year                       --            --            --             --    (1,018,361)             --    (1,018,361)
                                   -------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2001          8,113,000   $     8,113   $ 2,143,074    $   106,000   $(2,095,175)  $          --   $   162,012

  Subscriptions received in
    Advance                               --            --            --       (106,000)           --              --      (106,000)
  Shares issued for cash           1,290,000         1,290       256,710             --            --              --       258,000
  Finders' fee on private
    Placement                             --            --       (15,825)            --            --              --       (15,825)
  Shares issued for consulting
    Fees                             200,000           200         9,800             --            --              --        10,000
  Shares issued for consulting
    Fees                             350,000           350        34,650             --            --              --        35,000
  Shares issued for cash             500,000           500        24,500             --            --              --        25,000
  Shares issued for exercise of
    Warrants                         550,000           550       109,450             --            --              --       110,000
  Shares issued for exercise of
    Warrants                         500,000           500        24,500             --            --              --        25,000
  Shares issued for exercise of
    stock options                    170,000           170        33,830             --            --              --        34,000
  Shares issued for consulting
    Fees                             100,000           100         4,900             --            --              --         5,000
  Shares issued for consulting
    Fees                             250,000           250        12,250             --            --              --        12,500

                                  - continued -

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

(Cont'd)

====================================================================================================================================
                                           Common Stock
                                   -----------------------
                                                                                                         Accumulated
                                     Number                   Additional  Subscriptions                     other
                                   Of Shares     Amount        Paid-in       Received       Deficit     Comprehensive     Total
                                                               Capital     In Advance                        Loss
------------------------------------------------------------------------------------------------------------------------------------
  Shares issued for cash             250,000           250        12,250             --            --             --         12,500
    Finders' fee                          --            --       (15,243)            --            --             --        (15,243)
  Stock-based compensation
    for options issued to
    Consultants                           --            --       181,755             --            --             --        181,755
  Issuance of convertible
    promissory notes                      --            --        37,500             --            --             --         37,500
  Return to treasury                (250,000)         (250)      (24,750)            --            --             --        (25,000)
  Loss for the year                       --            --            --             --      (764,696)            --       (764,696)
                                  --------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2002         12,023,000        12,023     2,829,351             --    (2,859,871)            --        (18,497)

  Shares issued for consulting
    Fees                             200,000           200        13,800             --            --             --         14,000
  Shares issued for cash             200,000           200         9,800             --            --             --         10,000
  Loss for the year                       --            --            --             --      (343,470)            --       (343,470)
  Foreign currency translation            --            --            --             --            --        (14,131)       (14,131)
  Stock-based compensation                --            --        87,767             --            --             --         87,767
                                  --------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2003         12,423,000   $    12,423   $ 2,940,718    $        --   $(3,203,341)   $   (14,131)   $  (264,331)
====================================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

======================================================================================================================
                                                                       Year Ended        Year Ended        Year Ended
                                                                        March 31,         March 31,         March 31,
                                                                          2003              2002              2001
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the year                                                  $  (343,470)      $  (764,696)      $(1,018,361)
    Items not affecting cash:
       Amortization                                                         35,958            44,460            51,702
          Foreign currency translation                                     (14,131)               --                --
       Stock based compensation                                             87,767           181,755           119,958
       Consulting fees                                                      14,000            37,500           115,500
       Intrinsic value of beneficial conversion                                 --            37,500                --
           feature of the convertible promissory note
       Loss on sale of property and equipment                                3,994             2,118                --

    Changes in non-cash working capital items:
       Increase in accounts receivable                                     (28,383)          (57,746)          (22,166)
       Decrease in prepaid expenses                                             --             9,366             3,679
       Increase in accounts payable and accrued liabilities                 87,448            34,061            23,054
                                                                       -----------------------------------------------

    Net cash used in operating activities                                 (156,817)         (475,682)         (726,634)
                                                                       -----------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                   (6,352)          (22,561)          (31,252)
     Proceeds from sale of property and equipment                           10,689             9,695                --
                                                                       -----------------------------------------------

    Net cash provided by (used in) investing activities                      4,337           (12,866)          (31,252)
                                                                       -----------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                             10,000           327,432           551,000
     Subscriptions received in advance                                          --                --           106,000
    Loans from related parties                                             133,684           119,814            18,264
                                                                       -----------------------------------------------

    Net cash provided by financing activities                              143,684           447,246           675,264
                                                                       -----------------------------------------------


CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR                            (8,796)          (41,302)          (82,622)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                10,616            51,918           134,540
                                                                       -----------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $     1,820       $    10,616       $    51,918
======================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 10)

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Expressed in United States Dollars)
================================================================================

1.       NATURE OF OPERATIONS

         ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. On January 27, 1999, the Company completed the acquisition of ViaVid Broadcasting Corp. ("VBC"), a related Canadian company operating in Vancouver, British Columbia, Canada. VBC was incorporated under the laws of British Columbia on July 26, 1994. The Company is engaged in providing webcasting, teleconferencing and transcription services to corporate clients throughout North America. The Company was in the development stage to March 31, 2002. During the current fiscal year, the Company is considered to be an operating company.

2.       GOING CONCERN

         As at March 31, 2003, the Company has an accumulated deficit of $3,203,341 and a working capital deficiency of $199,620. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon recent changes made by management to reduce expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Expressed in United States Dollars)
================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

         PROPERTY AND EQUIPMENT

         Capital assets are recorded at cost and are amortized over their useful lives using the declining balance method at the following rates:

             Computer equipment                                        30%
             Office furniture                                          20%
             Telephone and video equipment                             20%

         LOSS PER SHARE

         Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares outstanding at March 31, 2003, 12,111,000 (2002 - 10,910,370; 2001 - 7,288,729) do not include the 1,112,000 (2002 -
         1,112,000; 2001 - 372,000) warrants outstanding and the 530,000 (2002 -
         1,117,000; 2001 - 667,000) stock options as their effect would be anti-dilutive.

         ADVERTISING AND PROMOTION EXPENSES

         Advertising and promotion expenses are charged to operations in the period incurred.

         INCOME TAXES

         Income taxes are provided in accordance with SFAS No 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Expressed in United States Dollars)
================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         STOCK-BASED COMPENSATION

         As permitted by SFAS No. 148 "Accounting for Stock-based Compensation", the Company continued to account for stock-based compensation using Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS
         123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

         The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of accounts receivable, accounts payable and accrued liabilities, due to related parties and convertible promissory notes. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

         REVENUE RECOGNITION

         Revenue is recognized once the audio conference, webcast, transcription or presentation has been completed and invoiced and collection of the amounts is reasonably assured.

         FOREIGN CURRENCY TRANSLATION

         In accordance with the Statement of Financial Accounting Standards
         (SFAS) No. 52, "Foreign Currency Translation," the financial statements of the Company's Canadian subsidiary for the year ended March 31, 2003 are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and stockholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

         For the years ended March 31, 2002 and 2001, the Company records its operations in the Canadian subsidiary, VBC, using the US dollar. Accordingly, carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Expressed in United States Dollars)
================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Expressed in United States Dollars)
================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         NEW ACCOUNTING PRONOUNCEMENTS (cont'd...)

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

         In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends SFAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively.

         In May 2003, the FASB issued SFAS No. 150 "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.

         The adoption of these new pronouncements are not expected to have a material effect on the Company's financial position or results of operations.

         COMPARATIVE FIGURES

         Certain comparative figures have been reclassified in order to comply with the presentation adopted in the current year.

4.       PROPERTY AND EQUIPMENT

         ======================================================================
                                                          Accumulated  Net Book
                                                   Cost   Amortization    Value
         -----------------------------------------------------------------------

         MARCH 31, 2003
             Computer equipment                 $174,803   $112,742    $ 62,061
             Office furniture                     17,011      8,281       8,730
             Telephone and video equipment        42,721     28,223      14,498
                                                --------------------------------

                                                $234,535   $149,246    $ 85,289
                                                ================================

         MARCH 31, 2002
             Computer equipment                 $170,465   $ 90,249    $ 80,216
             Office furniture                     17,011      6,027      10,984
             Telephone and video equipment        67,932     29,554      38,378
                                                --------------------------------

                                                $255,408   $125,830    $129,578
         ======================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Expressed in United States Dollars)
================================================================================

5.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

         a)  $232,378 (2002 - $155,858; 2001 - $194,848) to three directors of the Company

         b) During the previous year, the Company issued three 3% convertible promissory notes of $50,000 each for a total debt of $150,000 to related parties (Note 6). During the current year, the Company has accrued interest payable in the amount of $4,500.

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

6.       CONVERTIBLE PROMISSORY NOTES

===============================================================================================================
                                                                                        March 31,     March 31,
                                                                                           2003         2002
---------------------------------------------------------------------------------------------------------------
On  March 11, 2002, the Company issued three convertible promissory notes maturing on December 31, 2004, to related parties at $50,000 each bearing interest at 3% per annum, payable quarterly. Interest is payable at the option of the holder, in either cash or shares of common stock, based upon the amount of interest owing and the fair market value of the shares on the interest payment date. The outstanding principal on the promissory notes is convertible at any time into common stock of the Company at the lesser of
    $0.50 per share and 80% of the fair market value of the common shares, but not less than $0.05 per share. The intrinsic value of the beneficial conversion feature of $37,500 was charged to interest expense in the
    previous year                                                                       $150,000      $150,000

Current portion                                                                               --            --
                                                                                        --------      --------

Long-term                                                                               $150,000      $150,000
===============================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Expressed in United States Dollars)
================================================================================

7.       CAPITAL STOCK

         WARRANTS

         ===================================================================
                                                   March 31,       March 31,
                                                     2003            2002
         --------------------------------------------------------- ---------

         Balance, beginning of the year            1,112,000         372,000

             Issued during the year                       --       1,790,000
             Exercised during the year                    --      (1,050,000)
                                                   ---------      ----------

         Balance, end of the year                  1,112,000       1,112,000
         ===================================================================

         As at March 31, 2003, there were 372,000 warrants outstanding that are exercisable into 372,000 common shares at $0.50 per share until September 30, 2003, and 740,000 warrants outstanding that are exercisable into 740,000 common shares at $0.20 per share until February 28, 2004.

8.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

         =====================================================================================================================
                                                                                   March 31,        March 31,        March 31,
                                                                                        2003             2002             2001
         ---------------------------------------------------------------------------------------------------------------------

         Tax benefit of net operating loss carry forward                     $      917,108  $      855,500   $       677,900
         Valuation allowance                                                       (917,108)       (855,500)         (677,900)
                                                                             --------------  --------------   ---------------
                                                                             $          --   $          --    $            --
         =====================================================================================================================

         The Company has an operating loss carryforward of approximately $484,000 in the United States which expires in the year 2023. The Company's subsidiary, ViaVid Broadcasting Corp., has Canadian operating losses carryforward of approximately $1,870,753 which expire from 2004 to 2010. The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty regarding realizability.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Expressed in United States Dollars)
================================================================================

9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the stock option activities:

                                            March 31, 2003                March 31, 2002              March 31, 2001
                                            --------------                --------------              --------------

                                                        Weighted                     Weighted                    Weighted
                                                         Average                      Average                     Average
                                            Number      Exercise          Number     Exercise         Number     Exercise
                                         of Shares         Price       of Shares        Price      of Shares        Price
      --------------------------------------------------------------------------------------------------------------------

      Outstanding, beginning of        1,117,000    $      0.30         667,000   $    0.55         642,000   $     1.49
        the year
          Granted                         50,000           0.20         960,000        0.17         715,000         0.85
          Forfeited                     (637,000)          0.18        (340,000)       0.46        (360,000)       (1.33)
          Exercised                           -                        (170,000)       0.20        (330,000)       (0.64)
                                    ------------                  -------------                ------------   ----------

      Outstanding, end of the
        year                             530,000    $      0.43       1,117,000   $    0.30         667,000   $     0.55
      ====================================================================================================================

         The weighted average fair value of options granted to employees, non-employees and consultants during the year was approximately $0.20 (2002 - $0.14; 2001 - $0.43) per option.

         Following is a summary of the status of options outstanding at March 31, 2003:

=====================================================================================================================

                                                  Outstanding Options                      Exercisable Options
                                              -----------------------------------     -------------------------------
                                                                        Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
---------------------------------------------------------------------------------------------------------------------

$    0.30                                     50,000          0.03            0.30            50,000           0.30
     0.37                                     20,000          0.22            0.37            20,000           0.37
     1.00                                     10,000          0.51            1.00            10,000           1.00
     0.40                                     25,000          0.78            0.40            25,000           0.40
     0.30                                     15,000          0.84            0.30            15,000           0.30
     0.30                                     45,000          0.97            0.30            45,000           0.30
     0.30                                     10,000          1.00            0.30            10,000           0.30
     0.20                                    150,000          1.02            0.20           150,000           0.20
     0.30                                     15,000          1.25            0.30            15,000           0.30
     0.20                                     15,000          1.55            0.20            15,000           0.20
     0.30                                    100,000          1.60            0.30           100,000           0.30
     0.20                                     50,000          2.69            0.20            50,000           0.20
     3.50                                     25,000          6.92            3.50            25,000           3.50
====================================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Expressed in United States Dollars)
================================================================================

9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         COMPENSATION

         During the year ended March 31, 2003, there were no stock options issued to employees. No compensation cost for employees has been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123 for the March 31, 2003 pro-forma net loss and loss per share.

=================================================================================================================

                                                           March 31, 2003       March 31, 2002    March 31, 2001

-----------------------------------------------------------------------------------------------------------------
NET LOSS
    As reported                                       $         (343,470)  $         (746,696)  $       (1,018,361)
                                                      ============================================================

    Pro-forma                                         $         (343,470)  $         (768,089)  $       (1,058,854)
                                                      ============================================================

BASIC AND DILUTED LOSS PER SHARE
    As reported                                       $            (0.03)  $            (0.07)  $            (0.14)
                                                      ============================================================

    Pro-forma                                         $            (0.03)  $            (0.07)  $            (0.15)
==================================================================================================================


         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

================================================================================================================
                                                     March 31, 2003         March 31, 2002       March 31, 2001
----------------------------------------------------------------------------------------------------------------

Risk-free interest rate                                     1.960%            0% - 4.327%      4.300% - 6.484%
Expected life of the options                               2 years                2 years              2 Years
Expected volatility                                            75%      180.41% - 234.29%          50%-175.85%
Expected dividend yield                                        --                     --                   --
================================================================================================================

         The Company granted 50,000 options to third party consultants during the year ended March 31, 2003 and accordingly, the stock based compensation recognized using the Black Scholes Option Pricing Model was $896.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Expressed in United States Dollars)
================================================================================

10. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         ===============================================================================================
                                                    March 31, 2003    March 31, 2002     March 31, 2001
         -----------------------------------------------------------------------------------------------

         Cash paid for income taxes             $           --      $           --    $           --
         ===============================================================================================

         Cash paid for interest                 $           --      $           --    $           --
         ===============================================================================================

         The following non-cash, investing and financing transactions occurred during the year ended March 31, 2003:

         a) The Company issued 200,000 shares of common stock at an agreed value of $14,000 for consulting services.

         The following non-cash investing and financing transactions occurred during the year ended March 31, 2002:

         a) The Company issued 900,000 shares of common stock at an agreed value of $62,500 for consulting services of which 250,000 shares at an agreed value of $25,000 were returned to treasury subsequent to year end.

         b) The Company issued three convertible promissory notes at and agreed value of $50,000 each for a total of $150,000 to related parties. The intrinsic value of the beneficial conversion feature of $37,500 was charged to interest expense for the year.

         c) The Company issued 530,000 shares of common stock for $106,000 which were share subscriptions received at March 31, 2001.

         The following non-cash investing and financing transactions occurred during the year ended March 31, 2001:

         a) The Company issued 75,000 shares of common stock at an agreed value of $37,500 for consulting services.
         b) The Company issued 4,000 common shares at a deemed value of $2,000 for finders fees.
         c) The Company issued 312,000 shares of common stock at a deemed value of $78,000 for consulting services.

11.      SUBSEQUENT EVENT

         Subsequent to March 31, 2003, the Company received a loan in the amount of $25,000 in Canadian funds from a director. The Company issued a Promissory Note to the Director. Interest shall accrue and be payable on the outstanding principal at the rate of 6% per annum, payable monthly. The term of the Promissory Note is one year, expiring on June 11, 2004. The loan is not secured.