Form 10QSB
period 2003-06-30
VIAVID BROADCASTING INC
filed 2003-08-14
CIK 1079110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from         to
                                     --------   --------

      Commission File Number 0-26535

                            VIAVID BROADCASTING, INC.

        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                                       98-020-6168
------------------------------                               -----------
(State or other jurisdiction of                              (IRS Employer
incorporation )                                              Identification No.)

STE 290 -145 CHADWICK CRT, N. VANCOUVER,
----------------------------------------
BRITISH COLUMBIA                                             V7M 3K1
----------------------------------------                     -------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code               604-988-7667
                                                             ------------

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                     Outstanding as of
                Class                July 31, 2003
                ------------         -------------
                Common Stock         12,023,000 shares

                          PART 1 FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ending June 30, 2003 are included with this Form 10-QSB. The unaudited financial statements for the three months ending June 30, 2003 include:

     (a) Consolidated Balance Sheets as of June 30, 2003 ("unaudited") and March 31, 2003 ("audited");

     (b) Consolidated Statements of Operations - Three months ended June 30, 2003 and three months ended June 30, 2002;

     (c) Consolidated Statement of Stockholders' Equity for the period ending June 30, 2003;

     (d) Consolidated Statements of Cash Flows - Three months ended June 30, 2003 and three months ended June 30, 2002;

     (e)   Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending March 31, 2004.

                            VIAVID BROADCASTING INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (Unaudited)

                                  JUNE 30, 2003

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(unaudited)

=============================================================================================================================
                                                                             Three Months     Year Ended
                                                                            Ended June 30,     March 31,
                                                                                 2003            2003
-----------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash and cash equivalents                                                $     7,265    $     1,820
    Accounts receivable                                                          116,967        114,459
                                                                             -----------    -----------
    Total current assets                                                         124,232        116,279

PROPERTY AND EQUIPMENT  (Note 4)                                                  80,949         85,289
                                                                             -----------    -----------
TOTAL ASSETS                                                                 $   205,181    $   201,568
=======================================================================================================



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                 $   153,142    $   176,357
    Due to related parties (Note 5)                                              212,015        139,542
                                                                             -----------    -----------
    Total current liabilities                                                    365,157        315,899

CONVERTIBLE PROMISSORY NOTES (Note 6)                                            150,000        150,000
                                                                             -----------    -----------
Total liabilities                                                                515,157        465,899
                                                                             -----------    -----------
STOCKHOLDERS' DEFICIENCY
    Capital stock (Note 7)
       Authorized
             25,000,000 common shares with a par value of $0.001 per share
       Issued
             12,423,000 common shares (12,423,000 at March 31, 2003)              12,423         12,423
    Additional paid-in capital                                                 2,940,718      2,940,718
    Deficit                                                                   (3,229,380)    (3,203,341)
     Accumulated other comprehensive loss                                        (33,737)       (14,131)
                                                                             -----------    -----------
    Total stockholders' deficiency                                              (309,976)      (264,331)
                                                                             -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $   205,181    $   201,568
========================================================================================================

NATURE OF OPERATIONS (Note 1)


        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)
================================================================================
                                         Three months ended     Three months
                                              June 30,         ended June 30,
                                                2003                2002
--------------------------------------------------------------------------------

REVENUE
    Broadcast and web income               $    161,754      $    107,744
                                           ------------      ------------

EXPENSES
    Amortization                                  6,054             8,488
    Bad debts                                        --             2,986
    Conference calls                             74,563            60,296
    Consulting                                   64,358            57,918
    Foreign exchange                                 --             3,322
    Interest                                      1,125                --
    Office and miscellaneous                     23,104            27,086
    Professional fees                             4,871            15,089
    Rent                                          1,430            10,275
    Salaries and benefits                        11,705            18,573
    Stock based compensation                         --            37,535
    Travel and promotion                            625             1,388
                                           ------------      ------------
                                                187,835           242,956
                                           ------------      ------------
LOSS BEFORE OTHER ITEM                          (26,081)         (135,212)

OTHER ITEM
    Interest income                                  42                24
                                           ------------      ------------
LOSS FOR THE PERIOD                        $    (26,039)     $   (135,188)
================================================================================

BASIC AND DILUTED LOSS PER COMMON  SHARE   $      (0.00)     $      (0.01)
================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
    OF COMMON STOCK OUTSTANDING              12,423,000        12,023,000
================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)

===================================================================================================================================
                                        Common Stock
                                  -------------------------                                             Accumulated
                                                             Additional  Subscriptions                        other
                                       Number                   Paid-in       Received                Comprehensive
                                    Of Shares      Amount      Capital     in Advance        Deficit           Loss     Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001            8,113,000  $    8,113  $ 2,143,074    $   106,000    $(2,095,175)   $      --    $   162,012

    Subscriptions received in
       advance                             --          --           --       (106,000)            --           --       (106,000)
    Shares issued for cash          1,290,000       1,290      256,710             --             --           --        258,000
    Finders' fee on private
       placement                           --          --      (15,825)            --             --           --        (15,825)
    Shares issued for consulting
       fees                           200,000         200        9,800             --             --           --         10,000
    Shares issued for consulting
       fees                           350,000         350       34,650             --             --           --         35,000
    Shares issued for cash            500,000         500       24,500             --             --           --         25,000
    Shares issued for exercise of
       warrants                       550,000         550      109,450             --             --           --        110,000
    Shares issued for exercise of
       warrants                       500,000         500       24,500             --             --           --         25,000
    Shares issued for exercise of
       stock options                  170,000         170       33,830             --             --           --         34,000
    Shares issued for consulting
       fees                           100,000         100        4,900             --             --           --          5,000
    Shares issued for consulting
       fees                           250,000         250       12,250             --             --           --         12,500
    Shares issued for cash            250,000         250       12,250             --             --           --         12,500
    Finders' fee                           --          --      (15,243)            --             --           --        (15,243)
    Stock-based compensation
       for options issued to
       consultants                         --          --      181,755             --             --           --        181,755
    Issuance of convertible
       promissory notes                    --          --       37,500             --             --           --         37,500
    Return to treasury               (250,000)       (250)     (24,750)            --             --           --        (25,000)
    Loss for the year                      --          --           --             --       (764,696)          --       (764,696)
                                  -----------  ----------  -----------    -----------    -----------    ---------    -----------
BALANCE AT MARCH 31, 2002          12,023,000      12,023    2,829,351             --     (2,859,871)          --        (18,497)

     Loss for the period                                                                    (135,188)          --       (135,188)
     Stock-based Compensation              --          --       37,535             --             --           --         37,535
                                  -----------  ----------  -----------    -----------    -----------    ---------    -----------
BALANCE AT JUNE 30, 2002           12,023,000      12,023    2,866,886             --     (2,995,059)          --       (116,150)

    Shares issued for consulting
       fees                           200,000         200       13,800             --             --           --         14,000
    Shares issued for cash            200,000         200        9,800             --             --           --         10,000
    Loss for the year                      --          --           --             --       (208,282)          --       (343,470)
    Foreign currency translation           --          --           --             --             --      (14,131)       (14,131)
    Stock-based compensation               --          --       50,232             --             --           --         87,767
                                  -----------  ----------  -----------    -----------    -----------    ---------    -----------
 BALANCE AT MARCH 31, 2003         12,423,000      12,423    2,940,718             --     (3,203,341)     (14,131)      (264,331)

    Loss for the three months
        ended June 30, 2003                --          --           --             --        (26,039)          --        (26,039)
    Foreign currency translation           --          --           --             --             --      (19,606)       (19,606)
                                  -----------  ----------  -----------    -----------    -----------    ---------    -----------

BALANCE AT JUNE 30, 2003           12,423,000  $   12,423  $ 2,940,718    $        --    $(3,229,380)   $ (33,737)   $  (309,976)
==================================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

=======================================================================================================
                                                               Three months ended   Three months ended
                                                                    June 30,             June 30,
                                                                      2003                 2002
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                             $ (26,039)         $(135,188)
    Items not affecting cash:
       Amortization                                                     6,054              8,488
       Stock based compensation                                            --             37,535
       Foreign exchange loss                                          (19,606)                --

    Changes in non-cash working capital items:
       (Increase) decrease in accounts receivable                      (2,508)            25,279
       (Decrease) Increase in accounts payable and accrued
           liabilities                                                (23,215)            35,142
                                                                    ---------          ---------
    Net cash used in operating activities                             (65,314)           (28,744)
                                                                    ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                              (1,714)            (2,640)
                                                                    ---------          ---------
    Net cash provided by (used in) investing activities                (1,714)            (2,640)
                                                                    ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Loans from related parties                                         72,473             32,216
                                                                    ---------          ---------
    Net cash provided by financing activities                          72,473             32,216
                                                                    ---------          ---------
CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                      5,445                832

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,820             10,616
                                                                    ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   7,265          $  11,448
==================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 10)


        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================

1.       NATURE OF OPERATIONS

         ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. On January 27, 1999, the Company completed the acquisition of ViaVid Broadcasting Corp. ("VBC"), a related Canadian company operating in Vancouver, British Columbia, Canada. VBC was incorporated under the laws of British Columbia on July 26, 1994. The Company is engaged in providing webcasting, teleconferencing and transcription services to corporate clients throughout North America. The Company was in the development stage to March 31, 2002 and subsequently, the Company is an operating company.

2.       GOING CONCERN

         As at June 30, 2003, the Company has an accumulated deficit of $3,229,380 and a working capital deficiency of $240,925. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon recent changes made by management to reduce expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================

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


         LOSS PER SHARE

         Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares outstanding at June 30, 2003, 12,423,000 (2002 - 12,023,000) do not include the 1,112,000 (2002 - 1,112,000) warrants outstanding and the 460,000 (2002 - 892,000) stock options as their effect would be anti-dilutive.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================

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

         FOREIGN CURRENCY TRANSLATION

         In accordance with the Statement of Financial Accounting Standards
         (SFAS) No. 52, "Foreign Currency Translation," the financial statements of the Company's Canadian subsidiary are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and stockholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Expressed in United States Dollars)
Unaudited)
================================================================================

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

4. PROPERTY AND EQUIPMENT

    ===========================================================================

                                                   Accumulated       Net Book
                                         Cost     Amortization          Value
    ---------------------------------------------------------------------------


    JUNE 30, 2003
        Computer equipment               $176,517     $   117,711  $    58,806
        Office furniture                   17,011           8,763        8,248
        Telephone and video equipment      42,721          28,826       13,895
                                         --------     -----------   -----------
                                         $236,249     $   155,300   $   80,949
                                         ========     ===========   ===========
    MARCH 31, 2003
        Computer equipment               $174,803     $   112,742   $   62,061
        Office furniture                   17,011           8,281        8,730
        Telephone and video equipment      42,721          28,223       14,498
                                         --------     -----------   -----------
                                         $234,535     $   149,246   $   85,289
                                         ========     ===========   ===========
    ===========================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================

5.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

         a)  $64,358 (2002 - $57,918) to three directors of the Company

         b) During a prior year, the Company issued three 3% convertible promissory notes of $50,000 each for a total debt of $150,000 to related parties (Note 6). During the current year, the Company has accrued interest payable in the amount of $5,625.

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

6.       CONVERTIBLE PROMISSORY NOTES

         =========================================================================================================
                                                                                           June 30,      June 30,
                                                                                               2003          2002
         ---------------------------------------------------------------------------------------------------------
         On  March 11, 2002, the Company issued three convertible promissory notes maturing on December 31, 2004, to related parties at $50,000 each bearing interest at 3% per annum, payable quarterly. Interest is payable at the option of the holder, in either cash or shares of common stock, based upon the amount of interest owing and the fair market value of the shares on the interest payment date. The outstanding principal on the promissory notes is convertible at any time into common stock of the Company at the lesser of
             $0.50 per share and 80% of the fair market value of the common shares, but not less than $0.05 per share. The intrinsic value of the beneficial conversion feature of $37,500 was charged to interest expense in the
             previous year.                                                              $  150,000  $    150,000

         Current portion                                                                         --            --
                                                                                         ----------  ------------
         Long-term                                                                       $  150,000  $    150,000
         ========================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================

7.       CAPITAL STOCK

         WARRANTS

         ======================================================================
                                                       June 30,        June 30,
                                                           2003            2002
         ----------------------------------------------------------------------

         Balance, beginning and end of the period     1,112,000       1,112,000

         ======================================================================

         As at June 30, 2003, there were 372,000 warrants outstanding that are exercisable into 372,000 common shares at $0.50 per share until September 30, 2003, and 740,000 warrants outstanding that are exercisable into 740,000 common shares at $0.20 per share until February 28, 2004.

8.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

         ==========================================================================
                                                             June 30,   March 31,
                                                                2003      2003
         --------------------------------------------------------------------------
         Tax benefit of net operating loss carry forward   $ 917,108    $ 917,108
         Valuation allowance                                (917,108)    (917,108)

                                                           $      --    $      --
         ==========================================================================

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================

9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the stock option activities:

         ======================================================================================
                                                      June 30, 2003         June 30, 2002
                                                ----------------------  ----------------------
                                                              Weighted                Weighted
                                                               Average                 Average
                                                   Number     Exercise     Number     Exercise
                                                 of Shares       Price   of Shares       Price
         --------------------------------------------------------------------------------------
         Outstanding, beginning of the period      530,000    $   0.43   1,117,000    $   0.55
             Granted                                    --          --          --          --
             Forfeited                             (70,000)       0.32    (225,000)       0.12
             Exercised                                  --                      --          --
                                                   -------               ---------
         Outstanding, end of the period            460,000    $   0.45     892,000    $   0.34
         ======================================================================================


         Following is a summary of the status of options outstanding at June 30, 2003:

         ========================================================================================================
                                                   Outstanding Options                      Exercisable Options
                                           -------------------------------------      ---------------------------
                                                         Weighted
                                                          Average      Weighted                          Weighted
                                                        Remaining       Average                           Average
                                                      Contractual      Exercise                          Exercise
         Exercise Price                     Number           Life         Price            Number           Price
         --------------------------------------------------------------------------------------------------------

         $    1.00                           10,000          0.26          1.00            10,000           1.00
              0.40                           25,000          0.53          0.40            25,000           0.40
              0.30                           15,000          0.59          0.30            15,000           0.30
              0.30                           45,000          0.72          0.30            45,000           0.30
              0.30                           10,000          0.75          0.30            10,000           0.30
              0.20                          150,000          0.77          0.20           150,000           0.20
              0.30                           15,000          1.00          0.30            15,000           0.30
              0.20                           15,000          1.20          0.20            15,000           0.20
              0.30                          100,000          1.35          0.30           100,000           0.30
              0.20                           50,000          2.20          0.20            50,000           0.20
              3.50                           25,000          6.67          3.50            25,000           3.50
         ========================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
Expressed in United States Dollars)
(Unaudited)
================================================================================

9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         COMPENSATION

         During the period ended June 30, 2003, there were no stock options issued to employees. No compensation cost for employees has been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123 for the June 30, 2003 pro-forma net loss and loss per share.

         =======================================================================
                                                  June 30, 2003  June 30, 2002
         -----------------------------------------------------------------------

         NET LOSS
             As reported                            $   (26,039)  $   (135,188)
                                                    ===========================
             Pro-forma                              $   (26,039)  $   (135,188)
                                                    ===========================
         BASIC AND DILUTED LOSS PER SHARE
             As reported                            $     (0.00)  $      (0.01)
                                                    ===========================
             Pro-forma                              $     (0.00)  $      (0.01)
         ======================================================================

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

         =====================================================================
                                               June 30, 2003    June 30, 2002
         ---------------------------------------------------------------------

         Risk-free interest rate                      --               --
         Expected life of the options                 --               --
         Expected volatility                          --               --
         Expected dividend yield                      --               --
         =====================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================

10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         =======================================================================
                                                June 30, 2003   June 30, 2002
         -----------------------------------------------------------------------

         Cash paid for income taxes             $        --      $        --
         ======================================================================

         Cash paid for interest                 $        --      $        --
         ======================================================================


11.      SUBSEQUENT EVENT

         On July 1, 2003, the Company issued 500,000 shares of common stock at an agreed value of $12,500 for consulting services.

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

RESULTS OF OPERATIONS

Revenues. Our revenues were $161,754 for the three month period ending June 30, 2003, compared to revenues of $107,744 for the period June 30, 2002. Our revenues for the year ended March 31, 2003 were $568,517. Our revenues were achieved primarily from webcasting, teleconferencing, transcription and I.R. Web Page Management services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services.

Operating Expenses. Our operating expenses were $187,835 for the three month period ending June 30, 2003, compared to operating expenses of $242,956 for the three months ending June 30, 2002. The decrease in operating expenses is due to the restructuring of our operations to reduce and eliminate certain expenses.

We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and webcasts which we provide to our customers increases.

Net Loss. Our net loss was $26,039, or $0.00 per share, for the three months ending June 30, 2003. Our net loss was $135,188, or $0.01 per share, for the three months ended June 30, 2002. Our reduced net loss reflects our improved revenues and steps we have taken to reduce our expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had current assets of $124,232, substantially all of which was accounts receivable. We had cash of $7,265. As of that date, we had current liabilities of $365,157, including accounts payable of $153,142. While we believe our recent restructuring of our expenses will enable us to meet these current liabilities out of our cash flow from operations, there can be no assurance that we will be successful in this regard. To the extent that this restructuring of our expenses is not sufficient to enable us to meet our current expenses and current liabilities, our ability to pursue our business plan will be adversely affected.

         We plan on meeting our operating expenses during the remainder of the current fiscal year by focusing on generating revenues through the sales of corporate conference call services and the sales of webcasting products, I.R. Web Page services, transcription services and services related to broadcasts of conference calls, corporate presentations, annual general meetings and other related meetings., as well as from the possible sale of equity securities. There can be no assurance that any additional capital can be raised or, if equity securities are sold, the terms of any such transaction. While our intention is to fund our activities out of our revenues and not rely on raising additional capital for that purpose, there can be no assurance that we will be successful in that regard.

         Subject to the availability of sufficient funds, we currently intend to pursue the following Plan of Operations during the nine months ended March 31, 2004:

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through June 30, 2003 are $1,093,415. Our total losses since inception through June 30, 2003 are $3,229,380. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2003 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to attain future profitable operations and/or obtain additional financing. At June 30, 2003 we had current assets of $124,232 and current liabilities of $365,157, including accounts payable of $153,142. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. These restructuring activities continued into the third quarter. While we believe that with the completion of this restructuring we will be able to support our operations out of our cash flow, there can be no assurance that these expectations will materialize. We expect to continue, as opportunities arise, to seek to raise additional capital through the sale of equity securities. We are unable to state whether we will be able to raise any additional capital from such sources or the terms on which it may be raised. The sale of our equity securities may dilute the interests of our existing stockholders.

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

            o Explore possible strategic relationship opportunities that will expand our position within the webcasting teleconferencing, transcription and I.R. Web Page Management industry that will enhance our service offerings, technology, infrastructure, and distribution channels.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the three month period ended June 30, 2003, we incurred a loss of $26,039 on revenues of $161,754. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

DEPENDENCE ON WEBCASTING AND TELECONFERENCING REVENUE

We currently expect that webcasting, teleconferencing, transcription and I.R. Web Page Management will continue to be the principal source of our revenue in the foreseeable future. Our ability to generate webcasting, teleconferencing, I.R. Web Page Management and transcription revenue will depend on several factors, including:

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including Brian Kathler, our President and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on the evaluation, Mr. Kathler has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.

         (a) Exhibits

             Exhibit Number    Description

                      99.1

                      31.1 Certification of President, Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a)
                      32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

                      32.2 Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)


         (b) Reports on Form 8-K

                  The Registrant filed a current report on Form 8-K dated June 5, 2003 in response to Item 4. Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2003               By:      /s/ Brian Kathler
                                              --------------------------
                                              President
                                              (Principal Executive Officer and
                                              Principal Accounting Officer)