Form 10QSB
period 2003-09-30
VIAVID BROADCASTING INC
filed 2003-11-14
CIK 1079110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2003
                               ------------------

/ / Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                        -------------   ---------------

         Commission File Number 0-26535
                                -------

                            VIAVID BROADCASTING, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


           NEVADA                                              98-020-6168
----------------------------                                 -------------------
(State or other jurisdiction                                   (IRS Employer
     of incorporation )                                      Identification No.)

                       11483 WELLINGTON CRESCENT, SURREY
                            BRITISH COLUMBIA V3R 9H1
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

          Issuer's telephone number, including area code 604-588-8146
                                                         ------------

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days     / X / Yes      /  / No

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).    Yes /  /      No / X /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding as of
             Class                              November 4, 2003
          ------------                         -----------------
          Common Stock                         13,423,000 shares

                          PART 1 FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months and three months ended September 30, 2003 are included with this Form 10-QSB. The unaudited financial statements for the six months and three months ended September 30, 2003 include:

         (a) Consolidated Balance Sheets as of September 30, 2003 ("unaudited") and March 31, 2003 ("audited");

         (b) Consolidated Statements of Operations - Six months ended September 30, 2003, six months ended September 30, 2002; and three months ended September 30, 2003 and three months ended September 30, 2002;

         (c) Consolidated Statement of Stockholders' Equity for the period ending September 30, 2003;

         (d) Consolidated Statements of Cash Flows - Six months ended September 30, 2003 and six months ended September 30, 2002;

         (e)      Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending March 31, 2004.

                            VIAVID BROADCASTING INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2003

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)
================================================================================
                                                 September 30,       March 31,
                                                          2003           2003
                                                          ----           ----
ASSETS
CURRENT
    Cash and cash equivalents                      $     1,984    $     1,820
    Accounts receivable                                126,783        114,459
                                                   -----------    -----------
    Total current assets                               128,767        116,279
PROPERTY AND EQUIPMENT                                  75,736         85,289
                                                   -----------    -----------
TOTAL ASSETS                                       $   204,503    $   201,568
=============================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT
    Accounts payable and accrued liabilities       $   157,473    $   176,357
    Due to related parties                             241,554        139,542
                                                   -----------    -----------
    Total current liabilities                          399,027        315,899
CONVERTIBLE PROMISSORY NOTES                           150,000        150,000
                                                   -----------    -----------
Total liabilities                                      549,027        465,899
                                                   -----------    -----------
STOCKHOLDERS' DEFICIENCY
    Capital stock
       Authorized
             25,000,000 common shares with a par
             value of $0.001 per share
       Issued
             12,923,000 common shares (12,423,000
             at March 31, 2003)                         12,923         12,423
    Additional paid-in capital                       2,952,718      2,940,718
    Deficit                                         (3,252,081)    (3,203,341)
    Accumulated other comprehensive loss               (58,084)       (14,131)
                                                   -----------    -----------
    Total stockholders' deficiency                    (344,524)      (264,331)
                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $   204,503    $   201,568
================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================
                                             Three Months        Three Months        Six Months     Six Months
                                                    Ended               Ended             Ended          Ended
                                            September 30,       September 30,     September 30,  September 30,
                                                     2003                2002              2003           2002
--------------------------------------------------------------------------------------------------------------
REVENUE
    Broadcast and web income                 $    170,690       $    145,792       $    332,444   $    253,536
                                             ------------       ------------       ------------   ------------
EXPENSES
    Amortization                                    6,169              7,789             12,223         16,277
    Bad debts                                          --              4,695                 --          7,681
    Conference calls                               61,862             78,293            136,425        138,589
    Consulting                                     65,205             72,202            129,563        130,120
    Foreign exchange (gain)                            --             (1,106)                --          2,216
    Interest                                        1,388              2,250              2,513          2,250
    Loss on sale of property and equipment             --              3,843                 --          3,843
    Office and miscellaneous                       27,264             13,703             50,368         40,789
    Professional fees                              12,774             13,341             17,645         28,430
    Rent                                            2,888             13,625              4,318         23,900
    Salaries and benefits                          13,110             17,535             24,815         36,108
    Stock based compensation                           --             36,019                 --         73,554
    Travel and promotion                            2,761                174              3,386          1,562
                                             ------------       ------------       ------------   ------------
                                                  193,421            262,363            381,256        505,319
                                             ------------       ------------       ------------   ------------
LOSS BEFORE OTHER ITEM                            (22,731)          (116,571)           (48,812)      (251,783)
OTHER ITEM
    Interest income                                    30                 25                 72             49
                                             ------------       ------------       ------------   ------------
LOSS FOR THE PERIOD                          $    (22,701)     $    (116,546)      $    (48,740)  $   (251,734)
==============================================================================================================
BASIC AND DILUTED LOSS PER COMMON
    SHARE                                    $      (0.00)     $       (0.01)      $      (0.00)  $     (0.02)
==============================================================================================================
WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                12,792,565         12,053,434         12,608,792     12,038,301
==============================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)

==================================================================================================================================
                                          Common Stock
                                     ----------------------
                                                                                                        Accumulated
                                                             Additional  Subscriptions                        Other
                                         Number                 Paid-in       Received                Comprehensive
                                      Of Shares     Amount      Capital     in Advance       Deficit           Loss         Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002            12,023,000   $ 12,023  $ 2,829,351    $        --   $(2,859,871)   $        --    $   (18,497)
 Shares issued for consulting
    fees                                200,000        200       13,800             --            --             --         14,000
 Shares issued for cash                 200,000        200        9,800             --            --             --         10,000
 Loss for the year                           --         --           --             --      (343,470)            --       (343,470)
 Foreign currency translation                --         --           --             --            --        (14,131)       (14,131)
 Stock-based compensation                    --         --       87,767             --            --             --         87,767
                                     ---------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003            12,423,000     12,423    2,940,718             --    (3,203,341)       (14,131)      (264,331)
  Shares issued for consulting
   fees                                 500,000        500       12,000             --            --             --         12,500
  Loss for the six months ended
   September 30, 2003                        --         --           --             --       (48,740)            --        (48,740)
  Foreign currency translation               --         --           --             --            --        (43,953)       (43,953)
                                     ---------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003        12,923,000   $ 12,923  $ 2,952,718    $        --   $(3,252,081)   $   (58,084)   $  (344,524)
==================================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

====================================================================================================
                                                                        Six Months        Six Months
                                                                             Ended             Ended
                                                                     September 30,     September 30,
                                                                              2003              2002
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                  $ (48,740)      $(251,734)
    Items not affecting cash:
       Amortization                                                         12,223          16,277
       Foreign currency translation                                        (43,953)             --
       Stock based compensation                                                 --          73,554
       Consulting fees                                                      12,500          14,000
       Loss on sale of property and equipment                                   --           3,843
       Interest on convertible promissory notes                                 --           2,250

    Changes in non-cash working capital items:
       Increase in accounts receivable                                     (12,324)        (14,884)
       (Decrease) Increase in accounts payable and accrued liabilities     (18,884)         65,366
                                                                         ---------       ---------
    Net cash used in operating activities                                  (99,178)        (91,328)
                                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                   (2,670)         (5,025)
                                                                         ---------       ---------
    Net cash used in investing activities                                   (2,670)         (5,025)
                                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of property and equipment                                --           4,384
    Subscriptions received in advance                                           --          10,000
    Loans from related parties                                             102,012          67,800
                                                                         ---------       ---------
    Net cash provided by financing activities                              102,012          82,184
                                                                         ---------       ---------
CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                             164         (14,169)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,820          10,616
                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   1,984       $  (3,553)
====================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================

1.       NATURE OF OPERATIONS

         ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. On January 27, 1999, the Company completed the acquisition of ViaVid Broadcasting Corp. ("VBC"), a related Canadian company operating in Vancouver, British Columbia, Canada. VBC was incorporated under the laws of British Columbia on July 26, 1994. The Company is engaged in providing webcasting, teleconferencing and transcription services to corporate clients throughout North America. The Company was in the development stage to March 31, 2002. Subsequently, the Company is now considered an operating company.

2.       GOING CONCERN

         As at September 30, 2003, the Company has an accumulated deficit of $3,252,081 and a working capital deficiency of $270,260. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon recent changes made by management to reduce expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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

3.       BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). However, they do not include all the information and disclosures required by United States GAAP for financial statements. They have been prepared on the same accounting policies and methods of applications as the latest annual consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. The information contained in the interim financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended March 31, 2003.

4.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         a) Paid or accrued consulting fees of $129,561 (2002 - $115,481) to three directors of the Company. During the current period, the Company has accrued interest payable in the amount of $2,250 on convertible promissory notes issued to related parties.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================

4.       RELATED PARTY TRANSACTIONS (cont'd...)

         b) The Company received a loan in the amount of $25,000 in Canadian funds from a director. The Company issued a Promissory Note to the Director. Interest shall accrue and be payable on the outstanding principal at the rate of 6% per annum, payable monthly. The term of the Promissory Note is one year, expiring on June 11, 2004. The loan is not secured. During the current period, the Company has paid to the Director, principal and interest in the amount of $4,643.

         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties unless otherwise noted.

         Amounts due to related parties are unsecured and are non-interest bearing except for the convertible promissory notes; therefore, the fair value of the amounts owed to the related parties are not determinable.

5.       CAPITAL STOCK

         WARRANTS

         ====================================================================================
                                                                Six Months Ended  Year Ended
                                                                   September 30,   March 31,
                                                                            2003        2003
         ------------------------------------------------------------------------------------
         Balance, beginning of the period                             1,112,000    1,112,000
             Expired during the period                                  372,000           --
                                                                      ---------    ---------
         Balance, end of the period                                     740,000    1,112,000
         ====================================================================================

         As at September 30, 2003, there were 740,000 warrants outstanding that are exercisable into 740,000 common shares at $0.20 per share until February 28, 2004.

6.       STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activity:

         ===================================================================================
                                                Six Months Ended        Six Months Ended
                                               September 30, 2003      September 30, 2002
                                             ---------------------    --------------------
                                                         Weighted                   Weighted
                                                          Average                    Average
                                              Number     Exercise      Number       Exercise
                                             of Shares      Price     of Shares        Price
         -----------------------------------------------------------------------------------
        Outstanding, beginning of Period       530,000  $    0.43     1,117,000    $    0.30
            Granted                             50,000       0.10        50,000         0.20
            Forfeited                         (120,000)      0.30      (575,000)        0.13
            Exercised                               --                       --
                                              --------                 --------
        Outstanding, end of Period             460,000  $    0.43       592,000    $    0.46
        ====================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 (Expressed in
United States Dollars)
(Unaudited)
================================================================================

6.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of stock options outstanding at September 30, 2003:

                                Outstanding Options               Exercisable Options
                                -------------------               -------------------
                                      Remaining
                        Number of   Contractual      Exercise    Number of   Exercise
         Exercise Price    Shares  Life (Years)         Price       Shares      Price
         ----------------------------------------------------------------------------
         $ 1.00            10,000          0.01        $ 1.00       10,000    $  1.00
           0.40            25,000          0.27          0.40       25,000       0.40
           0.30            25,000          0.47          0.30       25,000       0.30
           0.30            10,000          0.50          0.30       10,000       0.30
           0.20           150,000          0.52          0.20      150,000       0.20
           0.30            15,000          0.75          0.30       15,000       0.30
           0.30           100,000          1.10          0.30      100,000       0.30
           0.20            50,000          1.95          0.20       50,000       0.20
           0.10            25,000          2.83          0.10       25,000       0.10
           0.10            25,000          2.83          0.10       25,000       0.10
           3.50            25,000          6.42          3.50       25,000       3.50
                          -------                                  -------
         Total            460,000                                  460,000
                          =======                                  =======


         COMPENSATION

         During the six months ended September 30, 2003, there were 25,000 stock options issued to employees.

         ================================================================================
                                                     Six Months Ended   Six Months Ended
                                                        September 30,      September 30,
                                                                 2003               2002
         --------------------------------------------------------------------------------
         NET LOSS

             As reported                                   $  (48,740)        $ (251,734)
                                                           ===========        ===========
             Pro forma                                     $  (48,740)        $ (251,734)
                                                           ===========        ===========
         BASIC AND DILUTED LOSS PER COMMON SHARE
             As reported                                   $    (0.00)        $    (0.02)
                                                           ===========        ===========
             Pro forma                                     $    (0.00)        $    (0.02)
         ===============================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (Expressed in United States Dollars)
(Unaudited)
================================================================================

7.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         The following non-cash, investing and financing transactions occurred during the six month period ended September 30, 2003:

         a) The Company issued 500,000 shares of common stock at an agreed value of $12,500 for consulting services.

         The following non-cash investing and financing transactions occurred during the six month period ended September 30, 2002:

         a) The Company issued 200,000 shares of common stock at an agreed value of $14,000 for consulting services.

  8.     SUBSEQUENT EVENT

         Subsequent to September 30, 2003, the Company issued 500,000 shares at $0.10 per share pursuant to an offering under Regulation S of the Securities Act of 1933, as amended . The proceeds to the Company were $50,000.

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

RESULTS OF OPERATIONS

REVENUES. Our revenues were $332,444 for the six month period ended September 30, 2003, compared to revenues of $253,536 for the six month period ended September 30, 2002. Our revenues for the year ended March 31, 2003 were $568,517. Our revenues were achieved primarily from webcasting, teleconferencing, transcription and I.R. Web Page Management services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services.

OPERATING EXPENSES. Our operating expenses were $381,256 for the six month period ended September 30, 2003, compared to operating expenses of $505,319 for the six months ended September 30, 2002. The decrease in operating expenses is due to the restructuring of our operations to reduce and eliminate certain expenses.

We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $48,740, or $0.00 per share, for the six months ended September 30, 2003. Our net loss was $251,734, or $0.02 per share, for the six months ended September 30, 2002. Our reduced net loss reflects our improved revenues and steps we have taken to reduce our expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, we had current assets of $128,767, substantially all of which was accounts receivable. We had cash of $1,984. As of that date, we had current liabilities of $399,027, including accounts payable of $157,473. While we believe our recent restructuring of our expenses will enable us to meet these current liabilities out of our cash flow from operations, there can be no assurance that we will be successful in this regard. To the extent that this restructuring of our expenses is not sufficient to enable us to meet our current expenses and current liabilities, our ability to pursue our business plan will be adversely affected.

         We plan on meeting our operating expenses during the remainder of the current fiscal year by focusing on generating revenues through the sales of corporate conference call services and the sales of webcasting products, I.R. Web Page services, transcription services and services related to broadcasts of conference calls, corporate presentations, annual general meetings and other related meetings, as well as from the possible sale of equity securities. There can be no assurance that any additional capital can be raised or, if equity securities are sold, the terms of any such transaction. While our intention is to fund our activities out of our revenues and not rely on raising additional capital for that purpose, there can be no assurance that we will be successful in that regard.

         Subject to the availability of sufficient funds, we currently intend to pursue the following Plan of Operations during the six months ended March 31, 2004:

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

          With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding our plans and objectives for our future operations, including plans or objectives relating to our intentions to provide webcasting and teleconferencing services, streaming media technology and Web-based tools to create, develop and offer financial news and information, and other content through the Internet and other dissemination services and products or services, our plans and objectives regarding revenues and expenses in future periods, our needs for capital expenditures, research and development, our ability to maintain our competitive position, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current or future levels of operating and other expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this Report include the assumptions made by management and management's expectations as to the future growth and business direction of the publication of corporate financial information over the Internet, e-commerce through the facilities of the Internet and the role of video and audio production, Internet news broadcasting and websites in the distribution of financial and securities market sensitive information. They also include our beliefs as to our ability to compete successfully and maintain our technological position relative to other providers of streaming media and Web-based communication services. They also include our beliefs as to the willingness of public reporting issuers of securities to use our services for webcasting and teleconferencing and to broadcast corporate news and information on the Internet and for us to derive material revenues from providing this service. We cannot assure you that our assumptions and expectations in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet-based communication services for the dissemination of their news information, realizing material amounts of webcasting or other revenues, achieving any commercial advantage relative to other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our webcasting or other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our business plan has evolved over time, and we expect that our plans will evolve further in the future. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 16. They are also described in our Annual Reports on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through September 30, 2003 are $1,264,105. Our total losses since inception through September 30, 2003 are $3,252,081. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2003 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to attain future profitable operations and/or obtain additional financing. At September 30, 2003 we had current assets of $128,767 and current liabilities of $399,027, including accounts payable of $157,473. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. These restructuring activities continued into the third quarter. While we believe that with the completion of this restructuring we will be able to support our operations out of our cash flow, there can be no assurance that these expectations will materialize. We expect to continue, as opportunities arise, to seek to raise additional capital through the sale of equity securities. We are unable to state whether we will be able to raise any additional capital from such sources or the terms on which it may be raised. The sale of our equity securities may dilute the interests of our existing stockholders.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the six month and three month periods ended September 30, 2003, we incurred a losses of $48,740 and $22,731, respectively, on revenues of $332,444 and $170,690, respectively. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 32.2%, excluding shares issuable on conversion of debentures they own, of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2003, the Company issued 500,000 shares of Common Stock without registration under the Securities Act of 1933, as amended. The shares were issued to Mr. John Logan for sales consulting services rendered to the Company.

The shares issued in the forgoing transaction were exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended. The certificate for the shares bear a legend indicating the restrictions on transfer and stop transfer instructions have been placed against the further transfer of the shares. No underwriter participated in the sale of the shares.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit Number    Description
                  --------------    -----------
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

         (b)      Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended September 30, 2003..

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 10, 2003               By:  /s/ Brian Kathler
                                              --------------------------
                                              President
                                              (Principal Executive Officer and
                                              Principal Accounting Officer)