Form 10QSB
period 2003-12-31
VIAVID BROADCASTING INC
filed 2004-02-12
CIK 1079110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                        -------------   ---------------

         Commission File Number 0-26535

                            VIAVID BROADCASTING, INC.

        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                                       98-020-6168
---------------------------                                  -----------
(State or other jurisdiction of                              (IRS Employer
incorporation )                                              Identification No.)

11483 WELLINGTON CRESCENT, SURREY
BRITISH COLUMBIA                                             V3R 9H1
--------------------------------------                       -------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code               604-588-8146
                                                             ------------

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                               Outstanding as of
          Class                February 4, 2004
          ------------         -----------------

          Common Stock         13,423,000 shares

                          PART 1 FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months and three months ended December 31, 2003 are included with this Form 10-QSB. The unaudited financial statements for the nine months and three months ended December 31, 2003 include:

         (a) Consolidated Balance Sheets as of December 31, 2003 ("unaudited") and March 31, 2003 ("audited");

         (b) Consolidated Statements of Operations - Nine months ended December 31, 2003, nine months ended December 31, 2002; and three months ended December 31, 2003 and three months ended December 31, 2002;

         (c) Consolidated Statement of Stockholders' Equity for the period ending December 31, 2003;

         (d) Consolidated Statements of Cash Flows - Nine months ended December 31, 2003 and nine months ended December 31, 2002;

         (e)      Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of the results that can be expected for the year ending March 31, 2004.

                            VIAVID BROADCASTING INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                DECEMBER 31, 2003

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)


===============================================================================================================
                                                                                  December 31,       March 31,
                                                                                          2003            2003
                                                                                                     (Audited)
---------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash and cash equivalents                                                      $    35,631     $     1,820
    Accounts receivable                                                                146,897         114,459
                                                                                   -----------     -----------

    Total current assets                                                               182,528         116,279

PROPERTY AND EQUIPMENT                                                                  69,891          85,289
                                                                                   -----------     -----------

TOTAL ASSETS                                                                       $   252,419     $   201,568
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                       $   179,060     $   176,357
    Due to related parties                                                             261,386         139,542
                                                                                   -----------     -----------

    Total current liabilities                                                          440,446         315,899

CONVERTIBLE PROMISSORY NOTES                                                           150,000         150,000
                                                                                   -----------     -----------

Total liabilities                                                                      590,446         465,899
                                                                                   -----------     -----------

STOCKHOLDERS' DEFICIENCY
    Capital stock
       Authorized
             25,000,000 common shares with a par value of $0.001 per share
       Issued
             13,423,000 common shares (12,423,000 at March 31, 2003)                    13,423          12,423

    Additional paid-in capital                                                       3,002,218       2,940,718
    Deficit                                                                         (3,284,264)     (3,203,341)
    Accumulated other comprehensive loss                                               (69,404)        (14,131)
                                                                                   -----------     -----------

    Total stockholders' deficiency                                                    (338,027)       (264,331)
                                                                                   -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $   252,419     $   201,568
==============================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)


================================================================================================================






                                                   Three Months    Three Months     Nine Months     Nine Months
                                                          Ended           Ended           Ended           Ended
                                                   December 31,    December 31,    December 31,    December 31,
                                                           2003            2002            2003            2002
---------------------------------------------------------------------------------------------------------------

REVENUE
    Income                                          $   183,966     $   153,365     $   516,410     $   406,901
                                                    -----------     -----------     -----------   -------------

EXPENSES
    Amortization                                          6,367           7,574          18,590          23,851
    Bad debts                                              -             (4,455)             --           3,226
    Conference calls                                     75,850          83,146         212,275         221,735
    Consulting                                           83,273          57,341         212,836         187,461
    Foreign exchange                                         --           1,699              --           3,915
    Interest                                              1,330           1,158           3,843           3,408
    Loss on sale of property and equipment                   --           3,541              --           7,384
    Office and miscellaneous                             29,488          31,944          79,856          72,733
    Professional fees                                     6,065           2,933          23,710          31,363
    Rent                                                     78           3,992           4,396          27,892
    Salaries and benefits                                13,598           8,817          38,413          44,925
    Stock based compensation                                 --           4,860              --          78,414
    Travel and promotion                                    139             683           3,525           2,245
                                                    -----------     -----------     -----------     -----------

                                                        216,188         203,233         597,444         708,552
                                                    -----------     -----------     -----------     -----------
LOSS BEFORE OTHER ITEM                                  (32,222)        (49,868)        (81,034)       (301,651)

OTHER ITEM
    Interest income                                          39              24             111              73
                                                    -----------     -----------     -----------     -----------

LOSS FOR THE PERIOD                                 $   (32,183)    $   (49,844)    $   (80,923)    $  (301,578)
===============================================================================================================

BASIC AND DILUTED LOSS PER COMMON
    SHARE                                           $     (0.00)    $     (0.00)    $     (0.01)    $     (0.02)
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                      12,990,000      12,343,000      12,730,000      12,140,000
===============================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)



===================================================================================================================================

                                             Common Stock
                                       ------------------------
                                                                                                            Accumulated
                                           Number                Additional  Subscriptions                        Other
                                        of Shares       Amount      Paid-in       Received       Deficit  Comprehensive       Total
                                                                    Capital     in Advance                         Loss
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2002               12,023,000     $12,023   $2,829,351       $--       $(2,859,871)     $     --     $ (18,497)

    Shares issued for consulting
       fees                                200,000         200       13,800        --                --            --        14,000
    Shares issued for cash                 200,000         200        9,800        --                --            --        10,000
    Loss for the year                           --          --           --        --          (343,470)           --      (343,470)
     Foreign currency translation               --          --           --        --                --       (14,131)      (14,131)
       Stock-based compensation                 --          --       87,767        --                --            --        87,767
                                       --------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2003               12,423,000      12,423    2,940,718        --        (3,203,341)      (14,131)     (264,331)

       Shares issued for consulting
          fees                             500,000         500       12,000        --                --            --        12,500
       Shares issued for cash              500,000         500       49,500        --                --            --        50,000
       Loss for the nine months
          ended December 31, 2003               --         --            --        --           (80,923)           --       (80,923)


        Foreign currency translation            --         --            --        --                --       (55,273)      (55,273)
                                       --------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2003            13,423,000    $13,423    $3,002,218       $--       $(3,284,264)     $(69,404)    $(338,027)
===================================================================================================================================






              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

==================================================================================================================
                                                                                   Nine Months         Nine Months
                                                                                         Ended               Ended
                                                                                  December 31,        December 31,
                                                                                          2003                2002
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                              $ (80,923)          $(301,578)
    Items not affecting cash:
       Amortization                                                                     18,590              23,851
       Foreign currency translation                                                    (55,273)                 --
       Stock based compensation                                                             --              78,414
       Consulting fees                                                                  12,500              14,000
       Loss on sale of property and equipment                                               --               7,384
       Interest on convertible promissory notes                                             --               3,375

    Changes in non-cash working capital items:
       Increase in accounts receivable                                                 (32,438)            (12,182)
       (Decrease) Increase in accounts payable and accrued liabilities                   2,703              79,777
                                                                                     ---------           ---------

    Net cash used in operating activities                                             (134,841)           (106,959)
                                                                                     ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                               (3,192)             (5,013)
                                                                                     ----------          ---------

    Net cash used in investing activities                                               (3,192)             (5,013)
                                                                                     ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                         50,000              10,000
    Proceeds from sale of property and equipment                                            --              11,516
    Loans from related parties                                                         121,844             102,547
                                                                                     ---------           ---------

    Net cash provided by financing activities                                          171,844             124,063
                                                                                     ---------           ---------

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                      33,811              12,091

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,820              10,616
                                                                                     ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  35,631           $  22,707
==================================================================================================================

Supplementary disclosure of non-cash financing activities
  Shares issued for consulting fees (see note 7)                                     $  12,500           $  14,000

Supplementary disclosure of cash flow information
  Interest paid                                                                      $   1,330           $   1,158
  Interest received                                                                  $      39           $      24



              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================


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

2.       GOING CONCERN

         As at December 31, 2003, the Company has an accumulated deficit of $3,284,264 and a working capital deficiency of $257,918. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon changes made in the second quarter of the fiscal year ended March 31, 2003 by management to reduce expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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

4.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         a) Paid or accrued consulting fees of $197,836 (2002 - $172,822) to three directors of the Company. During the current period, the Company has accrued interest payable in the amount of $3,375 on convertible promissory notes issued to related parties.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================

4.       RELATED PARTY TRANSACTIONS (cont'd...)

         b) The Company received a loan in the amount of $25,000 in Canadian funds from a director. The Company issued a Promissory Note to the Director. Interest shall accrue and be payable on the outstanding principal at the rate of 6% per annum, payable monthly. The term of the Promissory Note is one year, expiring on June 11, 2004. The loan is not secured. During the current period, the Company has paid to the Director, principal and interest in the amount of $12,621.

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

5.       CAPITAL STOCK

         WARRANTS

         ===============================================================
                                              Nine Months     Year Ended
                                                    Ended      March 31,
                                             December 31,           2003
                                                    2003       (Audited)
         ---------------------------------------------------------------

         Balance, beginning of the period      1,112,000       1,112,000
           Expired during the period             372,000              --
                                             ---------------------------

         Balance, end of the period              740,000       1,112,000
         ===============================================================

         As at December 31, 2003, there were 740,000 warrants outstanding that are exercisable into 740,000 common shares at $0.20 per share until February 28, 2004.

6.       STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activity:

         ===========================================================================================================
                                                            Nine Months Ended                  Nine Months Ended
                                                            December 31, 2003                  December 31, 2002
                                                      ----------------------------        --------------------------

                                                                         Weighted                           Weighted
                                                                          Average                            Average
                                                           Number        Exercise             Number        Exercise
                                                        of Shares           Price          of Shares           Price
         -----------------------------------------------------------------------------------------------------------

           Outstanding, beginning of Period              530,000          $0.43            1,117,000          $0.30
              Granted                                     50,000           0.10               50,000           0.20
              Forfeited                                 (130,000)          0.30             (595,000)          0.16
              Exercised                                       --                                  --
                                                        ---------                          ---------

           Outstanding, end of Period                    450,000          $0.42              572,000          $0.44
         ==========================================================================================================


VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================


6.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of stock options outstanding at December 31, 2003:


                                         Outstanding Options                    Exercisable Options
                               ---------------------------------------       -------------------------


                                               Remaining
Exercise Price                  Number of    Contractual      Exercise       Number of        Exercise
                                   Shares   Life (Years)         Price          Shares           Price
------------------------------------------------------------------------------------------------------

    $0.40                          25,000          0.02         0.40            25,000           0.40
     0.30                          25,000          0.21         0.30            25,000           0.30
     0.30                          10,000          0.25         0.30            10,000           0.30
     0.20                         150,000          0.26         0.20           150,000           0.20
     0.30                          15,000          0.50         0.30            15,000           0.30
     0.30                         100,000          0.85         0.30           100,000           0.30
     0.20                          50,000          1.69         0.20            50,000           0.20
     0.10                          25,000          2.58         0.10            25,000           0.10
     0.10                          25,000          2.58         0.10            25,000           0.10
     3.50                          25,000          6.16         3.50            25,000           3.50
                                  -------                                      -------

Total                             450,000                                      450,000
                                  =======                                      =======

COMPENSATION

During the nine months ended December 31, 2003, there were 25,000 stock options issued to an employee and 25,000 stock options issued to a consultant.


======================================================================================================
                                                                Nine Months Ended    Nine Months Ended
                                                                     December 31,         December 31,
                                                                             2003                 2002
------------------------------------------------------------------------------------------------------

NET LOSS
    As reported                                                      $   (80,923)        $   (301,578)
                                                                     ===========         ============

    Pro forma                                                        $   (80,923)        $   (301,578)
                                                                     ===========         ============

BASIC AND DILUTED LOSS PER COMMON SHARE
    As reported                                                      $     (0.00)        $      (0.02)
                                                                     ===========         ============

    Pro forma                                                        $     (0.00)        $      (0.02)
======================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================

7.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         The following non-cash, investing and financing transactions occurred during the nine month period ended December 31, 2003:

         a) The Company issued 500,000 shares of common stock at an agreed value of $12,500 for consulting services.

         The following non-cash investing and financing transactions occurred during the nine month period ended December 31, 2002:

         a) The Company issued 200,000 shares of common stock at an agreed value of $14,000 for consulting services.

8.       SUBSEQUENT EVENT

         None

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

RESULTS OF OPERATIONS

REVENUES. Our revenues were $516,410 for the nine month period ended December 31, 2003, compared to revenues of $406,901 for the nine month period ended December 31, 2002. Our revenues for the year ended March 31, 2003 were $568,517. Our revenues were achieved primarily from webcasting, teleconferencing, transcription and I.R. Web Page Management services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services.

OPERATING EXPENSES. Our operating expenses were $597,444 for the nine month period ended December 31, 2003, compared to operating expenses of $708,552 for the nine months ended December 31, 2002. The decrease in total operating expenses is due to the restructuring of our operations to reduce and eliminate certain expenses.

Our conference calls expense was 35.0% and 40.9% of our total expenses in the quarters ended December 31, 2003 and 2002, respectively, and 35.5% and 31.2% of our total expense during the nine month periods ended December 31, 2003 and 2002, respectively. These expenses relate to the conference call component of our services and can be expected to continue to constitute one of our largest single expenses. Fluctuations in these expenses as a percentage of our total expenses is primarily the result of the amount of conference call services we provide. Our consulting expenses include management, sales, support staff and public relations consultants and increased during 2003 as compared to 2002 because of the increase of business. Our rent expense declined during the quarter ended December 31, 2003 because of our move to a new location. Salaries and benefits increased during the quarter ended December 31, 2003 as compared with the quarter ended December 31, 2002 because of salary increases.

We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $80,923, or $0.01 per share, for the nine months ended December 31, 2003. Our net loss was $301,578, or $0.02 per share, for the nine months ended December 31, 2002. Our reduced net loss reflects our improved revenues and steps we have taken to reduce our expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, we had current assets of $182,528, substantially all of which was accounts receivable. We had cash of $35,631. As of that date, we had current liabilities of $440,446, including accounts payable and accrued liabilities of $179,060. While we believe our recent restructuring of our expenses will enable us to meet these current liabilities out of our cash flow from operations, there can be no assurance that we will be successful in this regard. To the extent that this restructuring of our expenses is not sufficient to enable us to meet our current expenses and current liabilities, our ability to pursue our business plan will be adversely affected.

         Our liabilities due to related parties were $261,386 as of December 31, 2003 and had increased from $139,542 as of March 31, 2003. This increase was due to our management partially deferring payment of their consulting fees and the loan received from one of our Directors.

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

         Subject to the availability of sufficient funds, we currently intend to pursue the following Plan of Operations during the 12 months ended March 31, 2005. Continue to develop a customer base of companies to use our services for teleconferencing and webcasting of corporate information, as well as customers requiring I.R. Pages and transcription services.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

          With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding our plans and objectives for our future operations, including plans or objectives relating to our intentions to provide webcasting and teleconferencing services, streaming media technology and Web-based tools to create, develop and offer financial news and information, and other content through the Internet and other dissemination services and products or services, our plans and objectives regarding revenues and expenses in future periods, our needs for capital expenditures, research and development, our ability to maintain our competitive position, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current or future levels of operating and other expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this Report include the assumptions made by management and management's expectations as to the future growth and business direction of the publication of corporate financial information over the Internet, e-commerce through the facilities of the Internet and the role of video and audio production, Internet news broadcasting and websites in the distribution of financial and securities market sensitive information. They also include our beliefs as to our ability to compete successfully and maintain our technological position relative to other providers of streaming media and Web-based communication services. They also include our beliefs as to the willingness of public reporting issuers of securities to use our services for webcasting and teleconferencing and to broadcast corporate news and information on the Internet and for us to derive material revenues from providing this service. We cannot assure you that our assumptions and expectations in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet-based communication services for the dissemination of their news information, realizing material amounts of webcasting or other revenues, achieving any commercial advantage relative to other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our webcasting or other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our business plan has evolved over time, and we expect that our plans will evolve further in the future. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 15. They are also described in our Annual Reports on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through December 31, 2003 are $1,448,071. Our total losses since inception through December 31, 2003 are $3,284,264. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2003 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to attain future profitable operations and/or obtain additional financing. At December 31, 2003 we had current assets of $182,528 and current liabilities of $440,446, including accounts payable of $179,060. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. These restructuring activities continued into the third quarter. While we believe that with the completion of this restructuring we will be able to support our operations out of our cash flow, there can be no assurance that these expectations will materialize. We expect to continue, as opportunities arise, to seek to raise additional capital through the sale of equity securities. We are unable to state whether we will be able to raise any additional capital from such sources or the terms on which it may be raised. The sale of our equity securities may dilute the interests of our existing stockholders.

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


ANTICIPATED LOSSES IN FUTURE PERIODS

         During the nine month and three month periods ended December 31, 2003, we incurred losses of $80,923 and $32,183, respectively, on revenues of $516,410 and $183,966, respectively. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

RAPID TECHNOLOGICAL CHANGE

         he market for Internet services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. We will be required to continually improve the performance, features and reliability of our infrastructure and products and services, particularly in response to competition and changing customer demands. We cannot assure you that we will be successful in responding rapidly, cost-effectively or adequately to such developments.

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 32.2%, excluding shares issuable on conversion of debentures they own, of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons' concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

                           PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

              (c) During the quarter ended December 31, 2003, the Company issued to a single investor 500,000 shares of Common Stock at a price of $0.10 per share for cash proceeds of $50,000 without registration under the Securities Act of 1933, as amended: The shares issued in the forgoing transaction were issued in a transaction exempt from registration pursuant to section 4(2) of that Act. A restrictive legend was placed on the certificate for the shares and stop transfer instructions were placed with the transfer agent regarding the further transfer of the shares. No underwriter participated in the sale of any of the shares.

              (d) Neither the Company nor any "affiliated purchaser," as defined in Rule 10b-18(a)(3) repurchased any shares of the Company's Common Stock during the quarter ended December 31, 2003.

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

         (b)      Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 11, 2004                    By:
                                              /s/ Brian Kathler


                                              --------------------------
                                              President
                                              (Principal Executive Officer and
                                              Principal Accounting Officer)