Form 10KSB
period 2004-03-31
VIAVID BROADCASTING INC
filed 2004-07-09
CIK 1079110

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

Mark One:
         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the fiscal year ended March 31, 2004; or

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

           11483 WELLINGTON CRESCENT, SURREY, BRITISH COLUMBIA V3R 9H1
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                (Zip Code)

                                  604-588-8146
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class                  Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
                                      None
--------------------------------------------------------------------------------

         Securities Registered Under Section 12(g) of the Exchange Act:
--------------------------------------------------------------------------------
                     Common Stock, par value $.001 per share

--------------------------------------------------------------------------------
                              (Title of Each Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. |X|
         State Issuer's revenues for its most recent fiscal year:  $736,364.
         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 29, 2004, was $811,030 (Non-affiliates have been determined on the basis of holdings set forth in the information under Item 11 of this Annual Report on Form 10-KSB.)
         The number of shares outstanding of each of the Issuer's classes of common equity, as of June 9, 2004, was 14,438,000.

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

         At March 31, 2004, webcasting, teleconferencing and transcription services, as well as I.R. Web Page Management Suites provided substantially all of our revenues.

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

      o 24 Hour Transcription Services. We have a team of transcriptionists that can provide us with a hard copy transcription within 4 hours of receiving a digital copy of the telephone conference call.

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

OUR REVENUES

         We charge our teleconferencing customers a per-minute fee based on each phone participant's actual participation time in the conference. For the year ended March 31, 2004, approximately 48% of our revenues were derived from this source.

         A customer using our webcasting services is charged a flat fee for the addition of an audio/video webcast, in addition to the per participant per minute fee for teleconferencing services. For the year ended March 31, 2004, approximately 20% of our revenues were derived from this source.

          A customer is charged a flat fee for the use of the ViaVision service for a web conference or a recorded webcast. The ViaVision service adds to an audio/video webcast the ability of the presenter and his audience to interact through the telephone or a web browser. For the year ended March 31, 2004, approximately 5% of our revenues were derived from this source.

         A customer is charged a flat fee for the I.R. Web Page Management Suite. For the year ended March 31, 2004, approximately 7% of our revenues were derived from this source.

         Also, a customer is charged a flat fee for our transcription services. For the year ended March 31, 2004, approximately 20% of our revenues were derived from this source.

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

CUSTOMERS

         Since the inception of our offering webcasting services for corporate clients in early January 2001 through June, 2004, we have serviced more than 1,100 webcasts for more than 200 corporate clients, the majority of which have their securities traded on the New York Stock Exchange or the NASDAQ Stock Market.

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

TECHNOLOGY AND RESEARCH AND DEVELOPMENT

         Since our inception in 1999, we have expended approximately $950,000 for research and development and the enhancement of our telephony and webcasting capabilities. Our approach is to enhance existing services and develop future solutions that integrate traditional telephony with Internet communication technologies available from third parties that allows us to effectively improve upon our existing infrastructure, technologies, and proprietary systems to accommodate and remain current with changes within the teleconferencing and webcasting industries.

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

         In October, 2003, we released our proprietary webconferencing product, ViaVision using Micrososft's .NET platform. The platform is designed to handle presentations in a one-to-one, or one-to-many environment. Full webcast capabilities have been incorporated for additional cost-savings and replay purposes.

         ViaVision is now capable of handling two audiences at the same time; the conference call attendees will have access to the online presentation, and the Internet, listen-only, audience will get the whole presentation delivered through a webcast. This sets ViaVision a step ahead of its competition who generally target one audience or the other.

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

EMPLOYEES

         We currently have nine employees, including Mr. Brian Kathler, our President, and Mr. Paul Watkins, our Secretary and Treasurer. Of these employees, three are engaged in marketing activities, two are engaged in software and other development activities, four are engaged in production, administration and accounting activities. From time to time, we employ the services of outside consultants and third parties who provide software development services, marketing and promotional services, transcription services and management services.

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

         Our principal executive offices are located at 11483 Wellington Crescent, Surrey, British Columbia V3R 9H1. Our telephone number is (604) 588-8146. Our Web site is located at http://www.viavid.com. Information contained on our Web site does not constitute part of this Report.

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

         Our primary business activities are carried on at leased premises located at 11483 Wellington Crescent, Surrey, British Columbia V3R 9H1. These premises are comprised of approximately 1,500 square feet and are rented on a month-to-month basis at a rate of $769 per month. We believe they are adequate for our present activities.

ITEM 3 - LEGAL PROCEEDINGS:
--------------------------

         We are not currently a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------------------------------------------------------------

         No matter was submitted during the fourth quarter of the fiscal year ended March 31, 2004 to a vote of security holders.

                                     PART II
                                     -------

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND SMALL
----------------------------------------------------------------------------
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES:
----------------------------------------------

         Our Common Stock has been quoted on the OTC Bulletin Board since January 4, 2000 under the symbol VVDB. The following table sets forth the high and low bid quotations on the OTC Bulletin Board for our Common Stock for the period January 1, 2002 through June 8, 2004.

                                                    BID
                                       ---------------------------------
             CALENDAR QUARTER              HIGH              LOW
          --------------------------------------------------------------

            2002:  First Quarter           $0.19            $0.09

            2002:  Second Quarter          $0.14            $0.05

            2002:  Third Quarter           $0.11            $0.04

            2002:  Fourth Quarter          $0.11            $0.01

            2003:  First Quarter           $0.09            $0.02

            2003:  Second Quarter          $0.09            $0.03

            2003:  Third Quarter           $0.13            $0.05

            2003:  Fourth Quarter          $0.285           $0.05

            2004:  First Quarter           $0.28            $0.135

            2004:  Second Quarter          $0.20            $0.08

            (through June 8, 2004)

         The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On June 8, 2004, the closing bid quotation for the Common Stock, as reported on the OTC Bulletin Board, was $0.08.

         As of June 29, 2004, we had approximately 154 shareholders of record.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

         During the fiscal year ended March 31, 2004, we have issued the following unregistered securities.

         1. During the year ended March 31, 2004, we issued an aggregate 600,000 shares to two persons for consulting services rendered. Each person represented his intention to acquire the securities for investment only and not with a view to distribution. Legends were affixed to the stock certificates. The securities were issued in reliance upon the exemption from the registration requirements of the Act afforded by Section 4(2). No underwriter was involved in the issuance of the securities.

         2. In October, 2003, we issued 500,000 shares at a price of $0.10 per share. The proceeds were $50,000.The securities were offered and sold pursuant to Regulation S under the Act. The purchaser represented his intention to acquire the securities for investment only and not with a view to their distribution. A legend was affixed to the stock certificate restricting the further transfer of the shares. The securities were issued in reliance upon the exemption from the registration requirements of the Act afforded by Section 4(2). No underwriter was involved in the issuance of the securities.

PURCHASES OF EQUITY SECURITIES

         No purchases of shares of our Common Stock were made by us or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2004.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
------------------------------------------------------------------

STATEMENT OF OPERATIONS

YEAR ENDED MARCH 31, 2004

SALES. Our revenues were $736,364 for the year ended March 31, 2004 compared to revenues of $568,517 for the year ended March 31, 2003. Our revenues were achieved primarily from webcasting, teleconferencing, transcription services and I.R. Web Page Management Suites. The increase in our revenues is due to the increase in our client base and providing a greater volume of services.

EXPENSES. Our operating expenses were $881,101 for the year ended March 31, 2004, compared to operating expenses of $912,088 for the year ended March 31, 2003.

         Consulting fees, salaries and benefits totalled $352,982 for the year ended March 31, 2004, compared to $301,297 for the year ended March 31, 2003. Consulting fees and salaries increased by $51,685 because additional consultants were required for the increased workload.

         Our amortization expenses decreased from $35,958 in the year ended March 31, 2003 to $25,199 in the year ended March 31, 2004 because of the reduction in assets required for our new services and the lower asset base.

         Office and miscellaneous expenses increased from $98,076 in 2003 to $145,678 in 2004 because of the increase in teleconferencing, as well as an adjustment in foreign exchange.

         Travel and promotion increased from $2,468 in 2003 to $7,864 in 2004 because of the additional conferencing shows we attended.

         We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $(144,584) or $(0.01) per share for the year ended March 31, 2004. Fully diluted loss per share was the same. Our net loss was $(343,470) or $(0.03) per share for the year ended March 31, 2003. Our reduced net loss reflects our improved revenues and steps we have taken to reduce our expenses

YEAR ENDED MARCH 31, 2003

SALES. Our revenues were $568,517 for the year ended March 31, 2003 compared to revenues of $275,280 for the year ended March 31, 2002. Our revenues were achieved primarily from teleconferencing, webcasting, transcription and I.R. Web Page Management Suite services.

OPERATING EXPENSES. Our operating expenses were $912,088 for the year ended March 31, 2003, compared to operating expenses of $1,040,872 or the year ended March 31, 2002. The decrease in operating expenses was due to the reduction of office expenses.

NET LOSS. Our net loss was $343,470, or $(0.03) per share, for the year ended March 31, 2003. Our net loss was $764,696 or ($0.07) per share, for the year ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $44,524 as of March 31, 2004 compared to cash of $1,820 as of March 31, 2003.

         During the period April 1, 2003 through March 31, 2004, we realized net proceeds of $50,000 from the sales of our equity securities. These proceeds were used to finance our operating activities.

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

         Subject to the availability of sufficient funds, we currently intend to pursue the following business plan during the twelve months ended March 31, 2005:

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

         Our actual expenditures and business plan may differ from this stated business plan. There can be no assurance that we can raise additional capital on terms we will consider acceptable.

         Although we have no present plans or proposals pending, strategic alliances relating to teleconferencing or webcasting may cause our Board of Directors to modify our plans. In addition, we may modify our business plan based on the available amounts of financing. We do not have any arrangement in place for any debt or equity financing which would enable us to fully fund our business plan.

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

         In the event the above expectations are not fulfilled, our business plan may not be realized and we may have to make changes to our plans.

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through March 31, 2004 are $1,668,025. Our total losses since inception through March 31, 2004 are $3,347,925. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2004 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to obtain additional financing. At March 31, 2004, we had total current assets of $244,595 and total current liabilities of $599,147. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. While we believe that with the completion of this restructuring we will be able to support our operations out of our cash flow, there can be no assurance that these expectations will materialize. We expect to continue, as opportunities arise, to seek to raise additional capital through the sale of equity securities. We are unable to state whether we will be able to raise any additional capital from such sources or the terms on which it may be raised. The sale of our equity securities may dilute the interests of our existing stockholders.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the year ended March 31, 2004, we incurred a loss of $(144,584) on revenues of $736,364. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

         A number of legislative proposals have been made at the U.S. and Canadian federal, state, provincial and local level that would impose additional taxes on the sale of goods and services over the Internet and certain jurisdictions have taken measures to tax Internet-related activities. The U.S. Congress enacted the Internet Tax Freedom Act on October 21, 1998 which imposes a national moratorium in the United States on state and local taxes on Internet access services, on-line services, and multiple or discriminatory taxes on electric commerce effective October 1, 1998 and ending three years after its enactment. In November, 2001, the moratorium was extended through November 1, 2003. Various proposals are under discussion regarding possible further extension or expansion of the moratorium. There can be no assurance that some type of U.S. federal and/or state taxes will not be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of our services on the Internet and as a result, our opportunity to derive financial benefit from these activities may be adversely affected.

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 43.3%, excluding shares issuable on conversion of debentures they own, of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE:
--------------------

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

ITEM 8A - CONTROLS AND PROCEDURES
---------------------------------

         Under the supervision and with the participation of our management, including Brian Kathler, our President and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on the evaluation, Mr. Kathler has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:
-------------------------------------------------

         Our Directors and executive officers, their ages, and positions with us, as well as their employment background for the past five years are as follows:

NAME                           AGE            POSITION
----                           ---            --------

Brian Kathler                   41            President and Director
Paul Watkins                    40            Secretary, Treasurer and
                                              Director
Robert Gamon                    56            Director
Howard Bouch                    58            Director

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

         Howard Bouch was elected a Director of our company on April 12, 2004. Since 1984, Mr. Bouch has been employed as a management accountant to a variety of local businesses in Cumbria, England. Mr. Bouch became a Chartered Accountant in 1968 and has been employed in a number of positions as an accountant since 1970.

         Our Directors are elected for terms of one year to hold office until the next annual meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         Our Board of Directors has appointed an Audit Committee consisting of Messrs. Gamon and Watkins. Our Audit Committee, among other things, meets with our independent accountants to review our accounting policies, internal controls and other accounting and auditing matters; makes recommendations to the Board of Directors as to the engagement of independent accountants; and reviews the letter of engagement and statement of fees relating to the scope of the annual audit and special audit work which may be recommended or required by the independent accountants. Our securities are not listed on a registered national securities exchange or in an automated inter-dealer quotation system and, accordingly, we are not subject to the listing standards imposed by rules adopted under the U.S. Securities Exchange Act of 1934, as amended, relating to audit committees.

         Our Board of Directors has determined that we do not have an Audit Committee Financial Expert serving on our Audit Committee. We do not have an Audit Committee Financial Expert serving on our Audit Committee because at this time the limited magnitude of our revenues and operations does not, in the view of our Board of Directors, justify or require that we obtain the services of a person having the attributes required to be an Audit Committee Financial Expert on our Board of Directors and Audit Committee. The Board of Directors may in the future determine that a member elected to the Board in the future has the attributes to be determined to be an Audit Committee Financial Expert.

NOMINATING COMMITTEE.

         We do not have a standing nominating committee. Because our shares of Common Stock are not listed on any National Securities Exchange in the United States and are not quoted on any automated quotation system such as NASDAQ, we are not required to have such a committee. Our Board of Directors is of the view that because of the limited magnitude of our revenues and operations at this time, it is appropriate for us not to have a nominating committee. Each of our Directors has the opportunity to participate in the consideration of nominees for election as Directors. Our Board of Directors has not adopted a charter for a nominating committee.

         We have not adopted a policy with regard to the consideration of candidates recommended by our stockholders for nomination for election as Directors. Because of the limited magnitude of our revenues and operations at this time, our Board of Directors believes it is appropriate for us not to have such a policy.

DIRECTOR AND OFFICER SECURITIES REPORTS

         The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended March 31, 2004.

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer. A copy of our Code of Ethics has been filed as an exhibit to this annual report.

ITEM 10.  EXECUTIVE COMPENSATION:
--------------------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation paid or awarded to our President during the three fiscal years ended March 31, 2004 for all services rendered to us in that year.

                                         SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                      --------------------------------------------------------------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR        SALARY           AWARD         OPTIONS        PAYOUTS      COMPENSATION

          -----------------------------------------------------------------------------------------------------

Brian Kathler                                   $
                                 2002        $17,000           -0-            -0-            -0-             -0-
                                 2003        $41,908           -0-            -0-            -0-             -0-
                                 2004        $59,259           -0-            -0-            -0-             -0-

EMPLOYMENT AGREEMENTS

         The services of Brian Kathler, our President, are provided pursuant to a consulting agreement dated March 31, 2004 between Kathler Holdings Ltd and us. The following services of Mr. Kathler are provided pursuant to this agreement:
(1) general direction and supervision of our business and financial affairs; (2) overall direction to our management; (3) management of our day to day operations; and (4) performing such other duties and observing such instructions as may be reasonably assigned to Mr. Kathler by our Board of Directors. The agreement has a term of one year. The compensation we pay to Kathler Holdings Inc., which is payable in Canadian dollars, was increased from approximately
(US)$5000 per month to approximately (US)$6,500 per month effective March 31, 2002. The services of Mr. Kathler under this agreement are on a full time basis.

         The services of Paul Watkins, Secretary, Treasurer and a director, are provided pursuant to a consulting agreement dated March 31, 2004 between Watkins Communications Inc and us. The following services of Mr. Watkins are provided to us pursuant to this agreement: (1) the exercise of general direction and supervision over the marketing and development of our business; (2) providing direction to our management; (3) assisting with our day to day operations; and
(4) performing such other duties and observing such instructions as may be reasonably assigned by our Board of Directors. The agreement is for a term of one year. The compensation that we pay to Watkins Communications Inc., which is payable in Canadian dollars, was increased from approximately (US)$5,000 per month to approximately (US)$6,500 per month effective March 31, 2002. The services of Mr. Watkins under this agreement are on a full time basis.

         The services of Robert Gamon, a director, are provided pursuant to a consulting agreement between us and Mr. Gamon. dated March 31, 2004. The following services of Mr. Gamon are provided to us pursuant to this agreement:
(1) supervising the financing activities of the Company; (2) advising the Company on its capital structure and the structure of future financings; and (3) performing such other duties and observing such instructions as may be reasonably assigned by our Board of Directors. The agreement is for a term of one year. The compensation that we pay to Mr. Gamon, which is payable in Canadian dollars, was increased from approximately (US)$5,000 per month to approximately (US)$6,500 per month effective March 31, 2002. The services of Mr. Gamon under this agreement are on a full time basis.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS:
---------------------------

         The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of June 9, 2004 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

         NAME AND ADDRESS                                        PERCENT
         OF BENEFICIAL OWNER(1)              AMOUNT              OF CLASS(2)
         ---------------------               ------              -----------
         Brian Kathler (3)                   2,695,000 shares    17.4%
         Director, President

         Paul Watkins(4)                     1,877,500 shares    12.1%
         Secretary, Treasurer, and Director

         Robert Gamon (5)                    2,935,000 shares    18.9%
         Director

         Howard Bouch                        1,920,000 shares    13.3 %
         Grove House, 13 Low Seaton
         Workington, Cumbria
         England CA14 1PR

         Cheryl Watkins (6)                  817,500 shares      5.6%

         All Officers and Directors          7,417,500 shares    42.1%
         as a Group (4 persons)
         -----------------------------------------------------------------------
(1) Unless otherwise indicated, the address of such person is c/o of the Company.
(2) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at June 9, 2004. As of June 9, 2004, there were 14,438,000 shares of the Company's common stock issued and outstanding. In addition, there were 540,000 shares subject to options exercisable within 60 days of the date of this registration statement.
(3) The 1,635,000 shares of common stock beneficially owned by Brian Kathler are registered in the name of Kathler Holdings Inc., a private company controlled by Mr. Kathler. Also, includes 1,060,000 shares of Common Stock issuable upon conversion of the principal and interest on a $50,000 convertible promissory note issued in March 2002. The conversion price is based on a price equal to 80% of the fair market value of a share of Common Stock as of March 31, 2003. See Item 12. Certain Relationships and Related Transactions, for a description of the terms of the note, including the manner in which the conversion price is determined.
(4) Also, includes 1,060,000 shares of Common Stock issuable upon conversion of the principal and interest on a $50,000 convertible promissory note issued in March 2002. The conversion price is based on a price equal to 80% of the fair market value of a share of Common Stock as of March 31, 2004. See Item 12. Certain Relationships and Related Transactions, for a description of the terms of the note, including the manner in which the conversion price is determined. Excludes 817,500 shares held by Mr. Watkins' wife as to which Mr. Watkins disclaims a beneficial interest. Paul Watkins and Cheryl Watkins are husband and wife.
(5) 1,635,000 shares of common stock are beneficially owned by Robert Gamon and are registered in the name of 549419 BC Ltd., a private company controlled by Mr. Gamon. Also, includes 1,060,000 shares of Common Stock issuable upon conversion of the principal and interest on a $50,000 convertible promissory note issued in March 2002. The conversion price is based on a price equal to 80% of the fair market value of a share of Common Stock as of March 31, 2003. See
Item 12. Certain Relationships and Related Transactions, for a description of the terms of the note, including the manner in which the conversion price is determined. Mr. Gamon also purchased an aggregate of 240,000 shares which he holds through 549419 BC Ltd.
(6) Excludes 817,500 shares held by Ms. Watkins' husband as to which Ms. Watkins disclaims a beneficial interest. Paul Watkins and Cheryl Watkins are husband and wife.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The Company has one equity compensation plan for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. See Note 9 to the Notes to Consolidated Financial Statements for further information on the material terms of these plans.

         The following table provides information as of March 31, 2004 with respect to compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

EQUITY COMPENSATION PLAN INFORMATION

                                        (A)                   (B)                    (C)

PLAN CATEGORY                  NUMBER OF SECURITIES      WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                               TO BE ISSUED UPON         EXERCISE PRICE OF      REMAINING AVAILABLE FOR
                               EXERCISE OF               OUTSTANDING            FUTURE ISSUANCE UNDER
                               OUTSTANDING OPTIONS,      OPTIONS, WARRANTS      EQUITY COMPENSATION
                               WARRANTS AND RIGHTS       AND RIGHTS             PLANS (EXCLUDING
                                                                                SECURITIES REFLECTED IN
                                                                                COLUMN (A))
---------------------------------------------------------------------------------------------------------

Equity compensation plans             540,000                $0.37
approved by security holders

Equity compensation plans             600,000
not approved by security
holders

Total                                 540,000

         In addition, we issued 600,000 shares for consulting services rendered during the year ended March 31, 2004. Under Nevada corporate law, shareholder approval was not required in connection with entering into these agreements and was not obtained.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------------------------------------------------------

         We have entered into a consulting contract with Kathler Holdings Inc. for the services of Brian Kathler, our President and a Director. We have also entered into a consulting contract with Watkins Communications Inc. for the services of Mr. Paul Watkins, our Secretary/Treasurer and a Director, and Mr. Robert Gamon for his services as a Director.

         As of March 31, 2004, we are indebted to each of Mr. Kathler, Mr. Robert Gamon and Mr. Watkins an aggregate of $265,086 for their monthly compensation that was deferred.

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

         On June 11, 2003, we received a loan in the amount of $18,356 from Robert Gamon, a director of our company. We issued a Promissory Note to Mr. Gamon. Interest accrues and is payable on the outstanding principal at the rate of 6% per annum, payable monthly. The term of the Promissory Note is one year, expiring on June 11, 2004. The loan is not secured. During the year ended March 31, 2004, we paid Mr. Gamon principal and interest in the amount of $13,813. As of March 31, 2004, $5,147.06 remains outstanding on the loan.

                                     PART IV
                                     -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

        (A) EXHIBIT                                                 DESCRIPTION
----------------------------     ----------------------------------------------------------------------------------

            3.1                  Articles of Incorporation*

            3.2                  By-Laws of the Company*

           10.1                  Acquisition Agreement dated January 26, 1999 between the Company and Mr. Paul
                                 Watkins, Ms. Cheryl Watkins, 549419 BC Ltd. and Kathler Holdings Inc.*

           10.2                  Consulting Contract dated March 31, 2004 with Kathler Holdings Inc. and Brian
                                 Kathler.**

           10.3                  Consulting Contract dated March 31, 2004 with Watkins Communications Inc. and
                                 Paul Watkins.**

           10.4                  Consulting Contract dated March 31, 2004 with Robert Gamon**

           10.5                  Promissory Note dated June 11, 2003 issued to Robert Gamon**

           14                    Code of Ethics**

           21.0                  Subsidiaries of Registrant:
                                 Name                               State or Jurisdiction of Incorporation
                                 ----                               --------------------------------------
                                 ViaVid Broadcasting Corp.          British Columbia

           99.1                  Certification of President and Chief Executive Officer Pursuant to Rule
                                 13a-14(a)**

           99.2                  Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)**

           99.3                  Certification of President and Chief Executive Officer Pursuant to Section 1350
                                 (furnished, not filed)**

        (A) EXHIBIT                                                 DESCRIPTION
----------------------------     ----------------------------------------------------------------------------------

           99.4                  Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)**

--------------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form 10-SB filed June 29, 1999 (File No. 0-26535).
** Filed or furnished herewith

(b) Reports on Form 8-K
         The Registrant has not filed any Current Reports on Form 8-K for the quarter ended March 31, 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES:
------------------------------------------------

         The following sets forth fees we incurred for services provided by Telford, Sadovnick for accounting services rendered during the years ended March 31, 2004 and March 31, 2003 for audit rendered during those years:

                Audit Fees    Audit Related Fees    Tax Fees    All Other Fees
              ----------------------------------------------------------------

      2004       $14,328             -                 -             -
      2003       $10,746             -                 -             -

         We comply with the requirements of US Federal securities laws regarding the pre-approval of all audit and non-audit services performed by our independent auditors. The decision to retain Telford, Sadovnick as our principal accountant to audit our consolidated financial statements as of March 31, 2004 and March 31, 2003 was approved at meetings of our Board of Directors held on April 18, 2004 and June 5, 2003. Our Audit Committee has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VIAVID BROADCASTING, INC.

                               BY:     /s/ Brian Kathler
                                       ----------------------------------------
                                       Brian Kathler, PRESIDENT

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                       DATE
---------                 -----                                       ----

/s/Brian Kathler          President (Principal                     July 5, 2004
-------------------
Brian Kathler             Executive Officer and Principal
                          Financial and Accounting Officer
                          and Director)

/s/ Paul Watkins          Director                                 July 5, 2004
-------------------
Paul Watkins

/s/ Robert Gamon          Director                                 July 5, 2004
------------------
Robert Gamon

/s/ Howard Bouch          Director                                 July 5, 2004
------------------
Howard Bouch

                            VIAVID BROADCASTING INC.



                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)



                             MARCH 31, 2004 AND 2003

                                TABLE OF CONTENTS
                                -----------------



                                                                           Page

Report of Independent Registered Public Accounting Firm                    3

Consolidated Balance Sheets                                                4

Consolidated Statements of Stockholders' Equity (Deficiency)               5

Consolidated Statements of Operations                                      6

Consolidated Statements of Cash Flows                                      7

Notes to the Consolidated Financial Statements                             8-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors of
ViaVid Broadcasting Inc.

We have audited the accompanying Consolidated Balance Sheets of ViaVid Broadcasting Inc. as of March 31, 2004 and 2003 and the related Consolidated Statements of Operations, Stockholders' Equity (Deficiency) and Cash Flows for each of the years then ended. These financial statements are the responsibility of ViaVid Broadcasting Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViaVid Broadcasting Inc., as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years then ended in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that ViaVid Broadcasting Inc. will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company's losses from operations since inception raises substantial doubt as to the Company's ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

                                              /s/ TELFORD SADOVNICK, P.L.L.C.

                                             CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
June 2, 2004

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

 ===========================================================================================================================

                                                                                                  March 31,       March 31,
                                                                                                       2004            2003
 ---------------------------------------------------------------------------------------------------------------------------
 ASSETS

 CURRENT
     Cash and cash equivalents                                                              $        44,524  $         1,820
     Short-term investments                                                                           2,473               --
     Accounts receivable                                                                            197,598          114,459
                                                                                            ---------------- ---------------

     Total current assets                                                                           244,595          116,279

 PROPERTY AND EQUIPMENT                                                                              69,815           85,289
                                                                                            ---------------- ---------------

 TOTAL ASSETS                                                                               $       314,410  $       201,568
 ===========================================================================================================================

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT
     Accounts payable and accrued liabilities                                               $       184,061  $       176,357
     Due to related parties                                                                         265,086          139,542
     Convertible promissory notes                                                                   150,000               -
                                                                                            ---------------- ---------------

     Total current liabilities                                                                      599,147          315,899

 CONVERTIBLE PROMISSORY NOTES                                                                            --          150,000
                                                                                            ---------------- ---------------

 Total liabilities                                                                                  599,147          465,899
                                                                                            ---------------- ---------------

 STOCKHOLDERS' DEFICIENCY
     Capital stock
        Authorized
              25,000,000 common stock with a par value of
              $0.001 per share
        Issued
              13,523,000 common stock (12,423,000 at March 31, 2003)                                 13,523           12,423

     Additional paid-in capital                                                                   3,012,118        2,940,718
     Subscriptions received in advance                                                               79,500               --
     Deficit                                                                                     (3,347,925)      (3,203,341)
     Accumulated other comprehensive loss                                                           (41,953)         (14,131)
                                                                                            ---------------- ---------------

     Total stockholders' deficiency                                                                (284,737)        (264,331)
                                                                                            ---------------- ---------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                             $       314,410  $       201,568
 ===========================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

===================================================================================================================================

                                 Common Stock
                         ----------------------------
                                                                                                       Accumulated
                                                       Additional    Subscriptions                           Other
                                Number                    Paid-in         Received                   Comprehensive
                             Of Shares       Amount       Capital       In Advance         Deficit             Loss          Total
BALANCE AT
MARCH 31, 2002              12,023,000   $   12,023   $ 2,829,351     $         --   $  (2,859,871)   $          --   $    (18,497)

Components of
  comprehensive
  (loss)

  Net (loss)                        --           --            --               --        (343,470)              --       (343,470)
  Foreign currency
    translation                     --           --            --               --              --          (14,131)       (14,131)
                                                                                                                       ------------
Total
  comprehensive
  (loss)                                                                                                                  (357,601)
                                                                                                                       ------------
Shares issued for
  - consulting  fees           200,000          200        13,800              -                --               --         14,000
  - cash                       200,000          200         9,800              -                --               --         10,000

   Stock-based
     compensation                   --           --        87,767              -                --               --         87,767
                         ----------------------------------------------------------------------------------------------------------

BALANCE AT
MARCH 31, 2003              12,423,000       12,423     2,940,718               --      (3,203,341)         (14,131)      (264,331)

Components of
  comprehensive
  (loss)

  Net (loss)                        --           --            --               --        (144,584)              --       (144,584)
  Foreign currency
    translation                     --           --            --               --              --          (27,822)       (27,822)
                                                                                                                       ------------
Total
  comprehensive
  (loss)                                                                                                                  (172,406)
                                                                                                                       ------------
Shares issued for
 - consulting  fees            600,000          600        21,900              -                --               --         22,500
 - cash                        500,000          500        49,500              -                --               --         50,000

 Subscriptions
   received in
   advance                      -              -             -              79,500              --               --         79,500
                         ----------------------------------------------------------------------------------------------------------

BALANCE AT
MARCH 31, 2004              13,523,000   $   13,523   $ 3,012,118     $     79,500   $  (3,347,925)   $     (41,953)  $   (284,737)
                         ==========================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

============================================================================================================================

                                                                                               Year Ended        Year Ended
                                                                                                March 31,    March 31, 2003
                                                                                                     2004
----------------------------------------------------------------------------------------------------------------------------

REVENUE
    Broadcast and web income                                                              $       736,364  $      568,517
                                                                                          ---------------  --------------

EXPENSES
    Amortization                                                                                   25,199          35,958
    Bad debts                                                                                       1,680           3,228
    Conference calls                                                                              315,057         294,925
    Consulting                                                                                    298,335         247,027
    Interest                                                                                        5,094           4,533
    Loss on sale of property and equipment                                                             --           3,994
    Office and miscellaneous                                                                      145,678          98,076
    Professional fees                                                                              18,678          49,132
    Rent                                                                                            8,869          30,710
    Salaries and benefits                                                                          54,647          54,270
    Stock based compensation                                                                           --          87,767
    Travel and promotion                                                                            7,864           2,468
                                                                                          ---------------  --------------

                                                                                                  881,101         912,088

LOSS BEFORE OTHER ITEM                                                                           (144,737)       (343,571)

OTHER ITEM
    Interest income                                                                                   153             101
                                                                                          ---------------  --------------

LOSS FOR THE YEAR                                                                         $      (144,584) $     (343,470)
============================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                                                   $         (0.01) $        (0.03)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
    OF COMMON STOCK OUTSTANDING                                                                12,990,398      12,111,000
============================================================================================================================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

=====================================================================================================================
                                                                                      Year Ended          Year Ended
                                                                                       March 31,           March 31,
                                                                                            2004                2003
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the year                                                         $      (144,584)    $      (343,470)
    Items not affecting cash:
       Amortization                                                                    25,199              35,958
       Foreign currency translation                                                   (27,822)            (14,131)
       Stock-based compensation                                                            --              87,767
       Consulting fees                                                                 22,500              14,000
       Loss on sale of property and equipment                                              --               3,994

    Changes in non-cash working capital items:
       Increase in accounts receivable                                                (83,139)            (28,383)
       Increase in short-term investments                                              (2,473)                 --
       Increase in accounts payable and                                                 7,704              87,448
         accrued liabilities
                                                                              ---------------------------------------

    Net cash (used in) operating activities                                          (202,615)           (156,817)
                                                                              ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                              (9,725)             (6,352)
    Proceeds from sale of property and equipment                                           --              10,689
                                                                              ---------------------------------------

    Net cash (used in) provided by investing activities                                (9,725)              4,337
                                                                              ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                        50,000              10,000
    Subscriptions received in advance                                                  79,500                  --
    Loans from related parties                                                        125,544             133,684
                                                                              ---------------------------------------

    Net cash provided by financing activities                                         255,044             143,684
                                                                              ---------------------------------------


CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR                                       42,704              (8,796)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            1,820              10,616
                                                                              ---------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $        44,524     $         1,820
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 10)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003
(Expressed in United States Dollars)

===============================================================================


1.       NATURE OF OPERATIONS

         ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. The Company is engaged in providing webcasting, teleconferencing and transcription services to corporate clients throughout North America.


2.       GOING CONCERN

         As at March 31, 2004, the Company has an accumulated deficit of $3,347,925 and a working capital deficiency of $354,552. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon recent changes made by management to reduce expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003
(Expressed in United States Dollars)

===============================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         TRADING SECURITIES AND AVAILABLE-FOR-SALE SECURITIES

         Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), unrealized holding gains and losses for trading securities are included in statements of operations. Unrealized holding gains and losses for available-for-sale securities are excluded from statements of operations and reported as a net amount in a separate component of shareholders' equity until realized.

         PROPERTY AND EQUIPMENT

         Capital assets are recorded at cost and are amortized over their useful lives using the declining balance method at the following rates:

             Computer equipment                                     30%
             Office furniture                                       20%
             Telephone and video equipment                          20%

         LOSS PER SHARE

         Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares outstanding at March 31, 2004, 12,990,398 (2003 - 12,111,000) do not include the Nil (2003 - 1,112,000) warrants outstanding and the 540,000 (2003 - 530,000) stock options as their effect would be anti-dilutive.

         TRAVEL AND PROMOTION EXPENSES

         Travel and promotion expenses are charged to operations in the period incurred.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003
(Expressed in United States Dollars)

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

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of accounts receivable, short-term investments, accounts payable and accrued liabilities, due to related parties and convertible promissory notes. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

         REVENUE RECOGNITION

         Revenue is recognized once the audio conference, webcast, transcription or presentation has been completed and collection of the amounts is reasonably assured.

         FOREIGN CURRENCY TRANSLATION

         In accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," ("SFAS No. 52"), the financial statements of the Company's Canadian subsidiary for the year ended March 31, 2004 and 2003 are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and stockholders' deficiency at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

         For the years ended March 31, 2004 and 2003, the Company records its operations in the Canadian subsidiary, VBC, using the US dollar. Accordingly, carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003
(Expressed in United States Dollars)

===============================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         OPERATING SEGMENTS

         The Company conducts and reports its operations as a single operating segment, which primarily consists of broadcast and web income to clients and in one geographic region: the United States and Canada. Management reviews the operating and financial results on a consolidated basis.

         RECENT ACCOUNTING PRONOUNCEMENTS

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

         The adoption of these recent pronouncements are not expected to have a material effect on the Company's financial position or results of operations.

         COMPARATIVE FIGURES

         Certain comparative figures have been reclassified in order to comply with the presentation adopted in the current year.

4.       PROPERTY AND EQUIPMENT

         ===============================================================================================

                                                                            Accumulated        Net Book
                                                                 Cost      Amortization           Value
         -----------------------------------------------------------------------------------------------
         MARCH 31, 2004
            Computer equipment                        $      184,528  $      133,494    $       51,034
            Office furniture                                  17,011          10,255             6,756
            Telephone and video equipment                     42,722          30,697            12,025
                                                      --------------  --------------    --------------

                                                      $      244,261  $      174,446    $       69,815
                                                      =============== ================= ===============
         MARCH 31, 2003
            Computer equipment                        $      174,803  $      112,742    $       62,061
            Office furniture                                  17,011           8,281             8,730
            Telephone and video equipment                     42,721          28,223            14,498
                                                      --------------  --------------    --------------

                                                      $      234,535  $      149,246    $       85,289
         ===============================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003
(Expressed in United States Dollars)

===============================================================================


5.       RELATED PARTY TRANSACTIONS
0
         The Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

         a)  $266,075 (2003 - $232,378) to three directors of the Company.

         b) During the year, the Company received a loan in the amount of $25,000 in Canadian funds from a director. The Company issued a Promissory Note to the Director. Interest shall accrue and be payable on the outstanding principal at the rate of 6% per annum, payable monthly. The term of the Promissory Note is one year, expiring on June 11, 2004. The loan is not secured and is included in due to related parties. During the current year, the Company has paid to the Director, principal and interest in the amount of $18,000 and $786 respectively.

         c) During the 2002 fiscal year, the Company issued three 3% convertible promissory notes of $50,000 each for a total debt of $150,000 to related parties (Note 6). During the current year, the Company has accrued interest payable in the amount of $4,500 (2003
             - $4,500).

         The amounts charged to the Company for the services provided have been determined by negotiation among the parties, and in certain cases, are covered by signed agreements. These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

         Amounts due to related parties are unsecured and are non-interest bearing except for the convertible promissory notes and the Canadian $25,000 promissory note; therefore the fair value of the amounts owed to the related parties are not determinable.

6.       CONVERTIBLE PROMISSORY NOTES

         ============================================================================================================

                                                                                         March 31,         March 31,
                                                                                              2004              2003
         ------------------------------------------------------------------------------------------------------------
         On March 11, 2002, the Company issued three convertible promissory notes maturing on December 31, 2004, to related parties at $50,000 each bearing interest at 3% per annum, payable quarterly. Interest is payable at the option of the holder, in either cash or shares of common stock, based upon the amount of interest owing and the fair market value of the shares on the interest payment date. The outstanding principal on the promissory notes is convertible at any time into common stock of the
         Company at the lesser of $0.50 per share and 80% of the fair market value of the common shares, but not less than $0.05 per share. The intrinsic value of the beneficial conversion feature of $37,500 was charged to interest expense in the 2002 fiscal year.

                                                                                  $       150,000  $       150,000

         Current portion                                                                  150,000               --
                                                                                  ---------------  ---------------

         Long-term                                                                $            --  $       150,000
         ============================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003
(Expressed in United States Dollars)

===============================================================================


7.       CAPITAL STOCK

         WARRANTS

         ======================================================================================

                                                                   March 31,         March 31,
                                                                        2004              2003
         --------------------------------------------------------------------------------------
         Balance, beginning of the year                            1,112,000         1,112,000

         Expired during the year                                  (1,112,000)               --
                                                            ----------------    --------------

         Balance, end of the year                                         --         1,112,000
         ======================================================================================

8.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

         ======================================================================================

                                                                     March 31,        March 31,
                                                                          2004             2003
         --------------------------------------------------------------------------------------
         Tax benefit of net operating loss carry forward        $      963,740   $      917,108
         Valuation allowance                                          (963,740)        (917,108)
                                                                --------------   --------------

                                                                $           --   $           --
         ======================================================================================

         The Company has an operating loss carryforward of approximately $547,958 in the United States which expires in the fiscal year 2024. The Company's subsidiary, ViaVid Broadcasting Corp., has Canadian operating losses carryforward of approximately $2,066,544 which expire from 2005 to 2011. The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty regarding realizability.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003
(Expressed in United States Dollars)

===============================================================================


9.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the stock option activities:

         ================================================================================================

                                                         March 31, 2004               March 31, 2003
                                                         --------------               --------------

                                                                    Weighted                    Weighted
                                                                     Average                     Average
                                                         Number     Exercise         Number     Exercise
                                                      of Shares        Price      of Shares        Price
         ------------------------------------------------------------------------------------------------
          Outstanding, beginning of the year           530,000   $      0.43     1,117,000   $      0.30
             Granted                                   200,000          0.19        50,000          0.20
             Forfeited                                (190,000)         0.35      (637,000)         0.18
                                                  ------------   -----------  ------------   -----------

          Outstanding, end of the year                 540,000   $      0.37       530,000   $      0.43
         ================================================================================================

         The weighted average fair value of options granted to employees, non-employees and consultants during the year was approximately $0.19 (2003 - $0.20) per option.

         Following is a summary of the status of options outstanding at March 31, 2004:

        ============================================================================================================

                                                                                                          Remaining
                 Exercise                                         Number of                             Contractual
                 Price                                               Shares                            Life (Years)
        ------------------------------------------------------------------------------------------------------------
              $   0.20                                              150,000                                0.01
                  0.30                                               15,000                                0.25
                  0.30                                              100,000                                0.60
                  0.20                                               50,000                                1.44
                  0.10                                               50,000                                2.33
                  0.10                                               25,000                                2.52
                  0.20                                               25,000                                2.96
                  0.25                                              100,000                                2.96
                  3.50                                               25,000                                5.92
                                                           ----------------

                                                                    540,000
        ============================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003
(Expressed in United States Dollars)

===============================================================================

9. STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         COMPENSATION

         During the year ended March 31, 2004, the Company granted 175,000 stock options to consultants and 25,000 stock options to an employee and accordingly, the stock-based compensation recognized using the Black Scholes Option Pricing Model was $18,583. Compensation costs for consultant and employees have been recognized on the basis of fair value pursuant to the Statement of Financial Accounting Standards No. 123 for the March 31, 2004 pro-forma net loss and basic and diluted loss per share.

         ==========================================================================================

                                                                     March 31             March 31
                                                                         2004                 2003
         ------------------------------------------------------------------------------------------
         NET LOSS
             As reported                                  $         (144,584)  $         (343,470)
                                                          =========================================

             Pro-forma                                    $         (163,167)  $         (343,470)
                                                          =========================================

         BASIC AND DILUTED LOSS PER SHARE
             As reported                                  $            (0.01)  $            (0.03)
                                                          =========================================

             Pro-forma                                    $            (0.01)  $            (0.03)
         ==========================================================================================

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

         ==========================================================================================

                                                                     March 31             March 31
                                                                         2004                 2003
         ------------------------------------------------------------------------------------------
         Risk-free interest rate                                      2.422%               1.960%
         Expected life of the options                                3 years              2 years
         Expected volatility                                           73.5%                  75%
         Expected dividend yield                                         --                   --
         ==========================================================================================

10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         ========================================================================================

                                                                March 31,            March 31,
                                                                     2004                 2003
         ----------------------------------------------------------------------------------------
         Cash paid for income taxes                       $            --      $            --
         ========================================================================================

         Cash received from interest                      $           153      $           101
         ========================================================================================

         Cash paid for interest                           $         5,094      $         4,533
         ========================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003
(Expressed in United States Dollars)


10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont'd)

         The following non-cash, investing and financing transactions occurred during the year ended March 31, 2004:

             The Company issued 600,000 shares of common stock at an agreed value of $22,500 for consulting services.

         The following non-cash, investing and financing transactions occurred during the year ended March 31, 2003:

             The Company issued 200,000 shares of common stock at an agreed value of $14,000 for consulting services.

11.      SUBSEQUENT EVENTS

         a) Subsequent to March 31, 2004, the Company issued 795,000 shares of common stock for the $79,500 amount recorded as subscriptions received in advance at year end.

         b) Subsequent to March 31, 2004, the Company issued 120,000 shares of common stock at an agreed upon value of $12,000 for consulting services and committed to issue a further 150,000 shares of common stock on January 1, 2005 at an agreed upon value of $15,000 for further consulting services.