Form 10QSB
period 2004-06-30
VIAVID BROADCASTING INC
filed 2004-08-13
CIK 1079110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2004

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding as of
                           Class                               August 3, 2004
                           -----------------------             -----------------
                           Common Stock                        14,338,000 shares

                          PART 1 FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended June 30, 2004 are included with this Form 10-QSB. The unaudited financial statements for the three months ended June 30, 2004 include:

         (a) Consolidated Balance Sheets as of June 30, 2004 ("unaudited") and March 31, 2004 ("audited");

         (b) Consolidated Statements of Operations - Three months ended June 30, 2004 and three months ended June 30, 2003;

         (c) Consolidated Statement of Stockholders' Equity (Deficiency) for the period ending June 30, 2004;

         (d) Consolidated Statements of Cash Flows - Three months ended June 30, 2004 and three months ended June 30, 2003;

         (e)      Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending March 31, 2005.

                            VIAVID BROADCASTING INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                  JUNE 30, 2004

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(unaudited)

========================================================================================= ================= =================
                                                                                            Three Months       Year Ended
                                                                                           Ended June 30,      March 31,
                                                                                                2004              2004
----------------------------------------------------------------------------------------- ----------------- -----------------

ASSETS

CURRENT
    Cash and cash equivalents                                                             $        20,279   $        44,524
    Short-term investments                                                                          2,473             2,473
    Accounts receivable                                                                           191,365           197,598
                                                                                          ----------------- -----------------

    Total current assets                                                                          214,117           244,595

PROPERTY AND EQUIPMENT                                                                             68,114            69,815
                                                                                          ----------------- -----------------

TOTAL ASSETS                                                                              $       282,231   $       314,410
========================================================================================= ================= =================



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                              $       169,350   $       184,061
    Due to related parties                                                                        276,216           265,086
    Convertible promissory notes                                                                  150,000           150,000
                                                                                          ----------------- -----------------

    Total current liabilities                                                                     595,566           599,147
                                                                                          ----------------- -----------------

STOCKHOLDERS' DEFICIENCY
    Capital stock
       Authorized
             25,000,000 common stock with a par value of $0.001 per share
       Issued
             14,338,000 common stock (13,523,000 at March 31, 2004)                                14,338            13,523

    Additional paid-in capital                                                                  3,092,803         3,012,118
    Subscriptions received in advance                                                                  -             79,500
    Deficit                                                                                    (3,389,964)       (3,347,925)
    Accumulated other comprehensive loss                                                          (30,512)          (41,953)
                                                                                          ----------------- -----------------

    Total stockholders' deficiency                                                               (313,335)         (284,737)
                                                                                          ----------------- -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                            $       282,231   $       314,410
========================================================================================= ================= =================

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

======================================================================================= ==================== ==================
                                                                                        Three Months Ended     Three Months
                                                                                             June 30,         Ended June 30,
                                                                                               2004                2003
--------------------------------------------------------------------------------------- -------------------- ------------------

REVENUE
    Income                                                                              $          223,415   $       161,754
                                                                                        ------------------   ---------------


EXPENSES
    Amortization                                                                                     5,244             6,054
    Conference calls                                                                               111,568            74,563
    Consulting                                                                                      68,257            64,358
    Interest                                                                                         1,180             1,125
    Office and miscellaneous                                                                        40,376            23,104
    Professional fees                                                                               15,221             4,871
    Rent                                                                                             3,678             1,430
    Salaries and benefits                                                                           19,410            11,705
    Travel and promotion                                                                               104               625
                                                                                        ------------------   ---------------

                                                                                                   265,038           187,835
                                                                                        ------------------   ---------------


LOSS BEFORE OTHER ITEMS                                                                            (41,623)          (26,081)

OTHER ITEMS
    Loss on sale of property and equipment                                                            (448)                -
    Interest income                                                                                     32                42
                                                                                        ------------------   ---------------


LOSS FOR THE PERIOD                                                                     $          (42,039)  $       (26,039)
======================================================================================= ==================== ==================

BASIC AND DILUTED LOSS PER COMMON  SHARE                                                $            (0.00)  $         (0.00)
======================================================================================= ==================== ==================

WEIGHTED AVERAGE NUMBER OF SHARES
    OF COMMON STOCK OUTSTANDING                                                                 14,207,065        12,423,000
======================================================================================= ==================== ==================


        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)

====================================================================================================================================

                                          Common Stock
                                  ------------------------
                                                                                                           Accumulated
                                           Number                 Additional Subscriptions                       other
                                        Of Shares     Amount        Paid-in       Received     Deficit    Comprehensive     Total
                                                                    Capital     in Advance                        Loss
-------------------------------        -----------   --------  ------------ -------------   ----------  --------------  ------------

   BALANCE AT MARCH 31, 2003           12,423,000  $  12,423    $ 2,940,718   $     -      $(3,203,341)  $   (14,131)   $  (264,331)
   Components of comprehensive
   (loss)
       Loss for the year                        -          -              -         -         (144,584)            -       (144,584)
       Foreign currency translation             -          -              -         -                -       (27,822)       (27,822)
                                                                                                                        -----------
   Total comprehensive loss                                                                                                (172,406)
       Shares issued for
          consulting fees                 600,000        600         21,900         -                -             -         22,500
       Shares issued for cash             500,000        500         49,500         -                -             -         50,000
       Subscriptions received in
          advance                                                              79,500                                        79,500
                                      -----------  ---------    -----------   -------      -----------   -----------    -----------

   BALANCE AT MARCH 31, 2004           13,523,000     13,523      3,012,118    79,500       (3,347,925)      (41,953)      (284,737)
   Components of comprehensive
   (loss)
       Loss for three months ended              -          -              -         -          (42,039)            -        (42,039)
          June 30, 2004
        Foreign currency translation            -          -              -         -                -        11,441         11,441
                                                                                                                        -----------
        Total comprehensive loss                                                                                            (30,598)
       Shares issued for
          consulting fees                 120,000        120         11,880         -                -             -         12,000
       Shares issued for cash             795,000        795         78,705         -                -             -         79,500
       Shares cancelled                  (100,000)      (100)        (9,900)        -                -             -        (10,000)
       Subscriptions received in
          advance                                                             (79,500)                                      (79,500)
                                      -----------  ---------    -----------   -------      -----------   -----------    -----------

BALANCE AT JUNE 30, 2004               14,338,000  $  14,338    $ 3,092,803   $     -      $(3,389,964)  $   (30,512)   $  (313,335)

===================================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

===================================================================================== ==================== ===================

                                                                                      Three Months Ended   Three Months Ended
                                                                                           June 30,             June 30,
                                                                                             2004                 2003
------------------------------------------------------------------------------------- -------------------- -------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                               $       (42,039)     $       (26,039)
    Items not affecting cash:
       Amortization                                                                             5,244                6,054
       Foreign exchange loss                                                                   11,441              (19,606)
       Loss on sale of property and equipment                                                     448                 -

    Changes in non-cash working capital items:
       Decrease (increase) in accounts receivable                                               6,233               (2,508)
       Decrease in accounts payable and accrued liabilities                                   (14,711)             (23,215)
                                                                                      -------------------- -------------------

    Net cash provided by (used in) operating activities                                       (33,384)             (65,314)
                                                                                      -------------------- -------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                                      (4,279)              (1,714)
    Proceeds from sale of property and equipment                                                  288                 -
                                                                                      -------------------- -------------------

    Net cash provided by (used in) investing activities                                        (3,991)              (1,714)
                                                                                      -------------------- -------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                                81,500                 -
    Subscriptions received in advance                                                         (79,500)                -
    Loans from related parties                                                                 11,130               72,473
                                                                                      -------------------- -------------------

    Net cash provided by financing activities                                                  13,130               72,473
                                                                                      -------------------- -------------------


CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                            (24,245)               5,445

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 44,524                1,820
                                                                                      -------------------- -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $        20,279      $         7,265
===================================================================================== ==================== ===================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 6)

        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Expressed in United States Dollars)
(Unaudited)
===============================================================================



1. NATURE OF OPERATIONS


         ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. ViaVid Broadcasting Corp. ("VBC"), a wholly-owned Canadian subsidiary operating in Vancouver, British Columbia, Canada, was incorporated under the laws of British Columbia on July 26, 1994. The Company is engaged in providing webcasting, teleconferencing and transcription services to corporate clients throughout North America.


2. GOING CONCERN


         As at June 30, 2004, the Company has an accumulated deficit of $3,389,964 and a working capital deficiency of $381,449. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon changes made by management in the second quarter of fiscal year ended March 31, 2003 to reduce expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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


3. BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). However, they do not include all the information and disclosures required by United States GAAP for financial statements. They have been prepared on the same accounting policies and methods of applications as the latest annual consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. The information contained in the interim financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended March 31, 2004.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Expressed in United States Dollars)
(Unaudited)
===============================================================================


4. RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

         a) $66,201 (2003 - $64,358) to three directors of the Company.

         b) During the prior year, the Company received a loan in the amount of $25,000 in Canadian funds from a director. The Company issued a Promissory Note to the Director. Interest shall accrue and be payable on the outstanding principal at the rate of 6% per annum, payable monthly. The term of the Promissory Note is one year, expiring on June 11, 2004. The loan is not secured and is included in due to related parties. During the current period, the Company has paid the loan back to the Director, total principal and interest in the amount of $25,000 and $860 respectively has been paid.

         c) During the 2002 fiscal year, the Company issued three 3% convertible promissory notes of $50,000 each for a total debt of $150,000 to related parties. During the current period, the Company has accrued interest payable in the amount of $1,125.

         The amounts charged to the Company for the services provided have been determined by negotiation among the parties, and in certain cases, are covered by signed agreements. These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.



5. STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activities:

================================================== ===============================    ===============================
                                                         Three months ended                 Three months ended
                                                           June 30, 2004                      June 30, 2003
                                                   -------------------------------    -------------------------------
                                                                         Weighted                           Weighted
                                                                          Average                            Average
                                                           Number        Exercise             Number        Exercise
                                                        of Shares           Price          of Shares           Price
-------------------------------------------------- --------------- ---------------    --------------- ---------------

Outstanding, beginning of the period                      540,000  $         0.37            530,000  $         0.43
    Granted                                                 -                -                  -               -
    Forfeited                                            (250,000)           0.22            (70,000)           0.32
    Exercised                                                  -                                  -             -
                                                   --------------                     --------------

Outstanding, end of the period                            290,000  $         0.50            460,000  $         0.45
================================================== =============== ===============    =============== ===============

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Expressed in United States Dollars)
(Unaudited)

===============================================================================

5. STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of options outstanding at June 30, 2004:

====================================== =========================================== == ===============================

                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    -------------------------------
                                                          Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
-------------------------------------- -------------- -------------- ------------- -- --------------- ---------------

$    0.30                                     15,000          0.01            0.30            15,000           0.30
     0.30                                    100,000          0.35            0.30           100,000           0.30
     0.20                                     50,000          1.19            0.20            50,000           0.20
     0.10                                     50,000          2.08            0.10            50,000           0.10
     0.10                                     25,000          2.27            0.10            25,000           0.10
     0.20                                     25,000          2.71            0.20            25,000           0.20
     3.50                                     25,000          5.67            3.50            25,000           3.50
====================================== ============== ============== ============= == =============== ===============



         COMPENSATION

         During the period ended June 30, 2004, there were no stock options issued to employees. No compensation cost for employees has been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123 for the June 30, 2004 pro-forma net loss and loss per share.

         ==================================================================== ====================== ======================
                                                                                 Three months ended     Three months ended
                                                                                      June 30, 2004          June 30, 2003
         ------------------------------------------------------------------------------------------------------------------

         NET LOSS
             As reported                                                      $          (42,039)    $          (26,039)
                                                                              ====================== ======================

             Pro-forma                                                        $          (42,039)    $          (26,039)
                                                                              ====================== ======================

         BASIC AND DILUTED LOSS PER SHARE
             As reported                                                      $            (0.00)    $            (0.00)
                                                                              ====================== ======================

             Pro-forma                                                        $            (0.00)    $            (0.00)
         ==================================================================== ====================== ======================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Expressed in United States Dollars)
(Unaudited)
===============================================================================


5. STOCK-BASED COMPENSATION EXPENSE (cont'd...)


         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

====================================================================== ====================== ======================
                                                                          Three months ended     Three months ended
                                                                               June 30, 2004          June 30, 2003

---------------------------------------------------------------------- ---------------------- ----------------------

Risk-free interest rate                                                                -                      -
Expected life of the options                                                           -                      -
Expected volatility                                                                    -                      -
Expected dividend yield                                                                -                      -
====================================================================== ====================== ======================



6. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         The following non-cash, investing and financing transactions occurred during the quarter ended June 30, 2004:

             a) The Company issued 120,000 shares of common stock at an agreed value of $12,000 for consulting services and committed to issue a further 150,000 shares of common stock on January 1, 2005 at an agreed upon value of $15,000 for further consulting services..

             b) The Company received back into treasury 100,000 shares issued to a consultant in February 2004.

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

RESULTS OF OPERATIONS

REVENUES. Our revenues were $223,415 for the three month period ended June 30, 2004, compared to revenues of $161,754 for the three month period ended June 30, 2003. Our revenues for the year ended March 31, 2004 were $736,364. Our revenues were achieved primarily from Webcasting, teleconferencing, transcription and I.R. Web Page Management services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services.

OPERATING EXPENSES. Our operating expenses were $265,038 for the three month period ended June 30, 2004, compared to operating expenses of $187,835 for the three months ended June 30, 2003. The increase in total operating expenses is due to the additional consultants and staff required for the increased workload.

Our conference calls expense was 42% and 39.7% of our total expenses in the quarters ended June 30, 2004 and 2003, respectively, and 49.9% and 46.1% of our revenues for the respective periods. These expenses relate to the conference call component of our services and can be expected to continue to constitute one of our largest single expenses. Fluctuations in these expenses as a percentage of our total expenses are primarily the result of the amount of conference call services we provide. Our consulting expenses include management, sales, support staff and public relations consultants and increased during 2004 as compared to 2003 because of the increase of business. Salaries and benefits increased during the quarter ended June 30, 2004 as compared with the quarter ended June 30, 2003 because of additional staff hired for the increased workload. Office and miscellanous increased due to additional software and computer upgrades.

We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and Webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $42,039, or $0.00 per share, for the three months ended June 30, 2004. Our net loss was $26,039, or $0.00 per share, for the three months ended June 30, 2003.

         On June 30, 2004, we repurchased 100,000 shares of our common stock on recision of a consulting agreement entered into in January 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, we had current assets of $214,117, substantially all of which was accounts receivable. We had cash of $20,279. As of that date, we had current liabilities of $595,566, including accounts payable and accrued liabilities of $169,350. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. While we believe our restructuring of our expenses will enable us to meet these current liabilities out of our cash flow from operations, there can be no assurance that we will be successful in this regard. To the extent that this restructuring of our expenses is not sufficient to enable us to meet our current expenses and current liabilities, our ability to pursue our business plan will be adversely affected.

         Our liabilities due to related parties were $276,216 as of June 30, 2004 and had increased from $265,086 as of March 31, 2003. This increase was due to our management partially deferring payment of their consulting fees and the loan received from one of our Directors.

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

         Subject to the availability of sufficient funds, we currently intend to pursue the following business plan during the 12 months ended March 31, 2005.

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through June 30, 2004 are $1,891,440. Our total losses since inception through June 30, 2004 are $3,326,303. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2004 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to obtain additional financing. At June 30, 2004 we had current assets of $214,117 and current liabilities of $595,566, including accounts payable of $169,350. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. While we believe that with the completion of this restructuring we will be able to support our operations out of our cash flow, there can be no assurance that these expectations will materialize. We expect to continue, as opportunities arise, to seek to raise additional capital through the sale of equity securities. We are unable to state whether we will be able to raise any additional capital from such sources or the terms on which it may be raised. The sale of our equity securities may dilute the interests of our existing stockholders.

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


ANTICIPATED LOSSES IN FUTURE PERIODS

         During the three month periods ended June 30, 2004 and June 30, 2003, we incurred losses of $42,039 and $26,039, respectively, on revenues of $223,415 and $161,754, respectively. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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


CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 43.8%, excluding shares issuable on conversion of debentures they own, of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

                           PART II - OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

              (c) During the quarter ended June 30, 2004, the Company issued 120,000 shares of Common Stock without registration under the Securities Act of 1933, as amended. The shares were issued to Mr. Grant Farkes and Shelbrook Holdings Inc. for sales consulting services rendered to the Company.

              The shares issued in the forgoing transaction were exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended. The certificates for the shares bear a legend indicating the restrictions on transfer and stop transfer instructions have been placed against the further transfer of the shares. No underwriter participated in the sale of the shares.

                           During the quarter ended June 30, 2004, the Company
              issued to nine investors a total of 795,000 shares of Common Stock at a price of $0.10 per share for cash proceeds of $79,500 without registration under the Securities Act of 1933, as amended: The shares issued in the forgoing transaction were issued in a transaction exempt from registration pursuant to Regulation D under the Act and section 4(2) of that Act. A restrictive legend was placed on the certificates for the shares and stop transfer instructions were placed with the transfer agent regarding the further transfer of the shares. No underwriter participated in the sale of any of the shares.

              (e) The Company, including any "affiliated purchaser," as defined in Rule 10b-18(a)(3), repurchased the following shares of the Company's Common Stock during the quarter ended June 30, 2004:

-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
         Period            Total number of shares   Average price paid per   Total number of shares      Maximum number of
                                  purchased                  share            purchased as part of    shares that may yet be
                                                                               publicly announced       purchased under the
                                                                                plans or programs        plans or programs
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
Month of June                      100,000                    (1)                      -0-                      -0-
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------

              (1) The shares were repurchased on rescission of a consulting agreement entered into in January, 2004.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit Number    Description


                           31.1     Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)
                           31.2     Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
                           32.1     Certification of President and Chief Executive Officer Pursuant to Section 1350
                                    (furnished, not filed)
                           32.2     Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

         (b) Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 12, 2004                       By:
                                               /s/ Brian Kathler
                                               --------------------------
                                               President
                                               (Principal Executive Officer and
                                               Principal Accounting Officer)