Form 10QSB
period 2004-09-30
VIAVID BROADCASTING INC
filed 2004-11-12
CIK 1079110

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2004

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                        -------------   ---------------

         Commission File Number 0-26535

                           VIAVID BROADCASTING, INC.

       (Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                 98-020-6168
-------------------------------                        -----------
(State or other jurisdiction of                        (IRS Employer
incorporation)                                         Identification No.)

11483 WELLINGTON CRESCENT, SURREY
BRITISH COLUMBIA                                       V3R 9H1
----------------------------------------               -------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code         604-588-8146
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding as of
               Class                               November 3, 2004
               ------------------------            -----------------
               Common Stock                        14,838,000 shares

                          PART 1 FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended September 30, 2004 are included with this Form 10-QSB. The unaudited financial statements for the six months ended September 30, 2004 include:

         (a) Consolidated Balance Sheets as of September 30, 2004 ("unaudited") and March 31, 2004 ("audited");

         (b) Consolidated Statements of Operations - Six months ended September 30, 2004, six months ended September 30, 2003, three months ended September 30, 2004 and three months ended September 30, 2003;

         (c) Consolidated Statement of Stockholders' Equity (Deficiency) for the period ending September 30, 2004;

         (d) Consolidated Statements of Cash Flows - Six months ended September 30, 2004 and six months ended September 30, 2003;

         (e)      Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending March 31, 2005.

                            VIAVID BROADCASTING INC.


                       CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                  (UNAUDITED)

                               SEPTEMBER 30, 2004

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(unaudited)

=============================================================================================================
                                                                                   Six Months        Year
                                                                                      Ended          Ended
                                                                                  September 30,    March 31,
                                                                                      2004           2004
-------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                                                      $    24,779    $    44,524
    Short-term investments                                                               2,473          2,473
    Accounts receivable                                                                198,666        197,598
                                                                                   -----------    -----------

    Total current assets                                                               225,918        244,595

PROPERTY AND EQUIPMENT                                                                  69,208         69,815
                                                                                   -----------    -----------

TOTAL ASSETS                                                                       $   295,126    $   314,410
=============================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                       $   174,959    $   184,061
    Due to related parties                                                             310,479        265,086
    Convertible promissory notes                                                       150,000        150,000
                                                                                   -----------    -----------

    Total current liabilities                                                          635,438        599,147
                                                                                   -----------    -----------

STOCKHOLDERS' DEFICIENCY
    Capital stock
       Authorized
             25,000,000 common stock with a par value of $0.001 per share
       Issued
             14,838,000 common stock (13,523,000 at March 31, 2004)                     14,838         13,523

    Additional paid-in capital                                                       3,117,303      3,012,118
    Subscriptions received in advance                                                     --           79,500
    Deficit                                                                         (3,424,116)    (3,347,925)
     Accumulated other comprehensive loss                                              (48,337)       (41,953)
                                                                                   -----------    -----------

    Total stockholders' deficiency                                                    (340,312)      (284,737)
                                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $   295,126    $   314,410
=============================================================================================================


       The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

=========================================================================================================
                                             Three Months    Three Months      Six Months      Six Months
                                                    Ended           Ended           Ended           Ended
                                            September 30,   September 30,   September 30,   September 30,
                                                     2004            2003            2004            2003
---------------------------------------------------------------------------------------------------------
REVENUE
    Broadcast and web income                 $    256,981    $    170,690    $    480,396    $    332,444
                                             ------------    ------------    ------------    ------------

EXPENSES
    Amortization                                    5,594           6,169          10,838          12,223
    Conference calls                              103,748          61,862         215,316         136,425
    Consulting                                     90,669          65,205         158,926         129,563
    Interest                                        1,127           1,388           2,307           2,513
    Office and miscellaneous                       46,929          27,264          87,305          50,368
    Professional fees                              17,966          12,774          33,187          17,645
    Rent                                            4,572           2,888           8,250           4,318
    Salaries and benefits                          17,987          13,110          37,397          24,815
    Travel and promotion                            2,597           2,761           2,701           3,386
                                             ------------    ------------    ------------    ------------

                                                  291,189         193,421         556,227         381,256
                                             ------------    ------------    ------------    ------------

LOSS BEFORE OTHER ITEM                            (34,208)        (22,731)        (75,831)        (48,812)

OTHER ITEM
    Loss on sale of property and equipment             (9)           --              (457)           --
    Interest income                                    65              30              97              72
                                             ------------    ------------    ------------    ------------

LOSS FOR THE PERIOD                          $    (34,152)   $    (22,701)   $    (76,191)   $    (48,740)
=========================================================================================================

BASIC AND DILUTED LOSS PER COMMON
    SHARE                                    $      (0.00)   $      (0.00)   $      (0.01)   $      (0.00)
=========================================================================================================

WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                14,446,696      12,792,565      14,395,815      12,608,792
=========================================================================================================


       The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)

===================================================================================================================================
                                         Common Stock
                                  --------------------------
                                                                                                          Accumulated
                                                                Additional  Subscriptions                       other
                                       Number                      Paid-in       Received               Comprehensive
                                    Of Shares         Amount       Capital     in Advance      Deficit           Loss         Total
                                  -----------    -----------   -----------    -----------  -----------    -----------   -----------
BALANCE AT MARCH 31, 2003          12,423,000    $    12,423   $ 2,940,718    $      --    $(3,203,341)   $   (14,131)  $  (264,331)
Components of comprehensive
(loss)
    Loss for the year                    --             --            --             --       (144,584)          --        (144,584)
     Foreign currency translation        --             --            --             --           --          (27,822)      (27,822)
                                                                                                                        -----------
Total comprehensive loss                                                                                                   (172,406)
    Shares issued for consulting
       fees                           600,000            600        21,900           --           --             --          22,500
    Shares issued for cash            500,000            500        49,500           --           --             --          50,000
    Subscriptions received in
       advance                                                                     79,500                                    79,500
                                  -----------    -----------   -----------    -----------  -----------    -----------   -----------

BALANCE AT MARCH 31, 2004          13,523,000         13,523     3,012,118         79,500   (3,347,925)       (41,953)     (284,737)
Components of comprehensive
(loss)
    Loss for six months ended            --             --            --             --        (76,191)          --         (76,191)
       September 30, 2004
     Foreign currency translation        --             --            --             --           --           (6,384)       (6,384)
                                                                                                                        -----------
 Total comprehensive loss                                                                                                   (82,575)
    Shares issued for consulting
       fees                           620,000            620        36,380           --           --             --          37,000
    Shares issued for cash            795,000            795        78,705           --           --             --          79,500
    Shares cancelled                 (100,000)          (100)       (9,900)          --           --             --         (10,000)
    Subscriptions received in
       advance                                                                    (79,500)                                  (79,500)
                                  -----------    -----------   -----------    -----------  -----------    -----------   -----------

BALANCE AT SEPTEMBER 30, 2004      14,838,000    $    14,838   $ 3,117,303    $      --    $(3,424,116)   $   (48,337)  $  (340,312)
===================================================================================================================================


       The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

==========================================================================================================
                                                                    Six Months Ended      Six Months Ended
                                                                      September 30,         September 30,
                                                                          2004                  2003
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                $ (76,191)            $ (48,740)
    Items not affecting cash:
       Amortization                                                       10,838                12,223
       Foreign exchange loss                                              (6,384)              (43,953)
       Loss on sale of property and equipment                                457                  --
       Consulting fees                                                    25,000                12,500

    Changes in non-cash working capital items:
       Increase in accounts receivable                                    (1,068)              (12,324)
       Decrease in accounts payable and accrued liabilities               (9,102)              (18,884)
                                                                       ---------             ---------

    Net cash provided by (used in) operating activities                  (56,450)              (99,178)
                                                                       ---------             ---------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                (10,981)               (2,670)
    Proceeds from sale of property and equipment                             293                  --
                                                                       ---------             ---------

    Net cash provided by (used in) investing activities                  (10,688)               (2,670)
                                                                       ---------             ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                           81,500                  --
    Subscriptions received in advance                                    (79,500)                 --
    Loans from related parties                                            45,393               102,012
                                                                       ---------             ---------

    Net cash provided by financing activities                             47,393               102,012
                                                                       ---------             ---------


CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                       (19,745)                  164

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            44,524                 1,820
                                                                       ---------             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  24,779             $   1,984
==========================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 6)

       The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Expressed in United States Dollars)
(Unaudited)
================================================================================


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

2.       GOING CONCERN

         As at September 30, 2004, the Company has an accumulated deficit of $3,424,116 and a working capital deficiency of $409,520. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon changes made in the second quarter of fiscal year ended March 31, 2003, to reduce on going expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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

3.       BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). However, they do not include all the information and disclosures required by United States GAAP for financial statements. They have been prepared on the same accounting policies and methods of applications as the latest annual consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. The information contained in the interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended March 31, 2004.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Expressed in United States Dollars)
(Unaudited)
================================================================================


4.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

         a)       $135,003 (2003 - $129,561) to three directors of the Company.

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

5.       STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activities:

         ================================================================================================
                                                       Six months ended              Six months ended
                                                      September 30, 2004            September 30, 2003
                                                    -----------------------       -----------------------
                                                                   Weighted                      Weighted
                                                                    Average                       Average
                                                       Number      Exercise          Number      Exercise
                                                    of Shares         Price       of Shares         Price
         ------------------------------------------------------------------------------------------------
         Outstanding, beginning of the period         540,000         $0.37         530,000         $0.43
             Granted                                     --            --            50,000          0.10
             Forfeited                               (265,000)         0.23        (120,000)         0.32
             Exercised                                   --            --              --            --
                                                     --------                      --------

         Outstanding, end of the period               275,000         $0.51         460,000         $0.45
         ================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Expressed in United States Dollars)
(Unaudited)
================================================================================


5.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of options outstanding at September 30, 2004:

         ===============================================================================================
                                              Outstanding Options                  Exercisable Options
                                       -----------------------------------        ----------------------
                                                    Weighted
                                                     Average      Weighted                      Weighted
                                                   Remaining       Average                       Average
                                                 Contractual      Exercise                      Exercise
         Exercise Price                 Number          Life         Price         Number          Price
         -----------------------------------------------------------------------------------------------
         $    0.30                     100,000          0.10          0.30        100,000           0.30
              0.20                      50,000          0.94          0.20         50,000           0.20
              0.10                      50,000          1.82          0.10         50,000           0.10
              0.10                      25,000          2.01          0.10         25,000           0.10
              0.20                      25,000          2.46          0.20         25,000           0.20
              3.50                      25,000          5.41          3.50         25,000           3.50
         ===============================================================================================

         COMPENSATION

         During the period ended September 30, 2004, there were no stock options issued to employees. No compensation cost for employees has been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123 for the September 30, 2004 pro-forma net loss and loss per share.

         ==============================================================================
                                                Six months ended       Six months ended
                                              September 30, 2004     September 30, 2003
         ------------------------------------------------------------------------------
         NET LOSS
             As reported                                $(76,191)              $(48,740)
                                                        ========               ========

             Pro-forma                                  $(76,191)              $(48,740)
                                                        ========               ========

         BASIC AND DILUTED LOSS PER SHARE
             As reported                                $  (0.01)              $  (0.00)
                                                        ========               ========

             Pro-forma                                  $  (0.01)              $  (0.00)
         ==============================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Expressed in United States Dollars)
(Unaudited)
================================================================================


5.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

         =====================================================================================
                                                         Six months ended     Six months ended
                                                       September 30, 2004   September 30, 2003
         -------------------------------------------------------------------------------------
         Risk-free interest rate                                    --                   --
         Expected life of the options                               --                   --
         Expected volatility                                        --                   --
         Expected dividend yield                                    --                   --
         =====================================================================================

6.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         The following non-cash, investing and financing transactions occurred during the six months ended September 30, 2004:

         a) The Company issued 620,000 shares of common stock at an agreed value of $37,000 for consulting services and committed to issue a further 150,000 shares of common stock on January 1, 2005 at an agreed upon value of $15,000 for further consulting services.

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

RESULTS OF OPERATIONS

REVENUES. Our revenues were $480,396 for the six month period ended September 30, 2004, compared to revenues of $332,444 for the six month period ended September 30, 2003. Our revenues for the year ended March 31, 2004 were $736,364. Our revenues were achieved primarily from Webcasting, teleconferencing, transcription and I.R. Web Page Management services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services.

OPERATING EXPENSES. Our operating expenses were $556,227 for the six month period ended September 30, 2004, compared to operating expenses of $381,256 for the six months ended September 30, 2003. The increase in total operating expenses is due to the additional consultants, staff and outside services required for the increased workload.

Our conference calls expense was 35.6% and 32% of our total expenses in the quarters ended September 30, 2004 and 2003, respectively, and 40.4% and 36.2% of our revenues for the respective periods. These expenses relate to the conference call component of our services and can be expected to continue to constitute one of our largest single expenses. Fluctuations in these expenses as a percentage of our total expenses are primarily the result of the amount of conference call services we provide. Our consulting expenses include management, sales, support staff and public relations consultants and increased during 2004 as compared to 2003 because of the increase of business. Salaries and benefits increased during the quarter ended September 30, 2004 as compared with the quarter ended September 30, 2003 because of additional staff hired in early 2004 for the increased workload. Office and miscellaneous increased due to additional software and computer upgrades.

We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and Webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $76,191, or $0.01 per share, for the six months ended September 30, 2004. Our net loss was $48,740, or $0.00 per share, for the six months ended September 30, 2003.

         On June 30, 2004, we repurchased 100,000 shares of our common stock on rescission of a consulting agreement entered into in January 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, we had current assets of $225,918, substantially all of which was accounts receivable. We had cash of $24,779. As of that date, we had current liabilities of $635,438, including accounts payable and accrued liabilities of $174,959. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. While we believe our restructuring of our expenses will enable us to meet these current liabilities out of our cash flow from operations, there can be no assurance that we will be successful in this regard. To the extent that this restructuring of our expenses is not sufficient to enable us to meet our current expenses and current liabilities, our ability to pursue our business plan will be adversely affected.

         Our liabilities due to related parties were $310,479 as of September 30, 2004 and had increased from $265,086 as of March 31, 2004. This increase was due to our management partially deferring payment of their consulting fees and the loan received from one of our Directors.

         We plan on meeting our operating expenses during the year by focusing on generating revenues through the sales of corporate conference call services and the sales of Webcasting products, I.R. Web Page services, transcription services and services related to broadcasts of conference calls, corporate presentations, annual general meetings and other related meetings. If the opportunity should arise, we may raise additional capital to meet these operating expenses through the sale of equity securities. There can be no assurance that any additional capital can be raised or, if equity securities are sold, the terms of any such transaction. While our intention is to fund our activities out of our revenues and not rely on raising additional capital for that purpose, there can be no assurance that we will be successful in that regard.

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through September 30, 2004 are $2,148,421. Our total losses since inception through September 30, 2004 are $3,360,455. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2004 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to obtain additional financing. At September 30, 2004 we had current assets of $225,918 and current liabilities of $635,438, including accounts payable of $174,959. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. While we believe that with the completion of this restructuring we will be able to support our operations out of our cash flow, there can be no assurance that these expectations will materialize. We expect to continue, as opportunities arise, to seek to raise additional capital through the sale of equity securities. We are unable to state whether we will be able to raise any additional capital from such sources or the terms on which it may be raised. The sale of our equity securities may dilute the interests of our existing stockholders.

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


ANTICIPATED LOSSES IN FUTURE PERIODS

         During the six month periods ended September 30, 2004 and September 30, 2003, we incurred losses of $76,191 and $48,740, respectively, on revenues of $480,396 and $332,444, respectively. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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


CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 43.2%, excluding shares issuable on conversion of debentures they own, of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 2004, we issued 500,000 shares of Common Stock without registration under the Securities Act of 1933, as amended. The shares were issued to Mr. John Logan for sales consulting services rendered to us. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The certificates for the shares bear a legend indicating the restrictions on transfer and stop transfer instructions were placed against the further transfer of the shares. No underwriter participated in the sale of the shares.


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

                       31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)

                       31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

                       32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

                       32.2 Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

         (b)      Reports on Form 8-K

                  During the quarter ended September 30, 2004 the Registrant filed Current Reports on Form 8-K as follows:

------------------------------------------------------------------------------
       Date of Report                              Item Reported
------------------------------------------------------------------------------
        July 9, 2004                 Item 12.  Results of Operations and
                                     Financial Condition
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 11, 2004                  By: /s/ Brian Kathler
                                                --------------------------------
                                                President
                                                (Principal Executive Officer and
                                                Principal Accounting Officer)