Form 10QSB
period 2004-12-31
VIAVID BROADCASTING INC
filed 2005-02-14
CIK 1079110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 2004

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding as of
        Class                               February 8, 2005
        -----                               ----------------

        Common Stock                        14,838,000 shares

                          PART 1 FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ended December 31, 2004 are included with this Form 10-QSB. The unaudited financial statements for the nine months ended December 31, 2004, include:

         (a) Consolidated Balance Sheets as of December 31, 2004 ("unaudited") and March 31, 2004 ("audited");

         (b) Consolidated Statements of Operations - Nine months ended December 31, 2004, nine months ended December 31, 2003, three months ended December 31, 2004 and three months ended December 31, 2003;

         (c) Consolidated Statement of Stockholders' Equity (Deficiency) for the period ending December 31, 2004;

         (d) Consolidated Statements of Cash Flows - Nine months ended December 31, 2004 and nine months ended December 31, 2003;

         (e)      Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending March 31, 2005.

                            VIAVID BROADCASTING INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                DECEMBER 31, 2004

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(unaudited)

==========================================================================================================
                                                                            Nine Months        Year
                                                                              Ended           Ended
                                                                           December 31,      March 31,
                                                                              2004             2004
----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                                           $        56,592      $    44,524
    Short-term investments                                                        2,473            2,473
    Accounts receivable                                                         234,102          197,598
                                                                        ----------------------------------

    Total current assets                                                        293,167          244,595

PROPERTY AND EQUIPMENT                                                           64,951           69,815
                                                                        ----------------------------------

TOTAL ASSETS                                                            $       358,118       $   314,410
==========================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                            $       235,599      $   184,061
    Due to related parties                                                      338,341          265,086
    Convertible promissory notes                                                150,000          150,000
                                                                        ----------------------------------

    Total current liabilities                                                   723,940          599,147
                                                                        ----------------------------------

STOCKHOLDERS' DEFICIENCY
    Capital stock
       Authorized
             25,000,000 common stock with a par value
             of $0.001 per share
       Issued
             14,838,000 common stock (13,523,000 at March 31, 2004)              14,838           13,523

    Additional paid-in capital                                                3,117,303        3,012,118
    Subscriptions received in advance                                                -            79,500
    Deficit                                                                  (3,432,151)      (3,347,925)
     Accumulated other comprehensive loss                                       (65,812)         (41,953)
                                                                        ----------------------------------

    Total stockholders' deficiency                                             (365,822)        (284,737)
                                                                        ----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $       358,118      $   314,410
==========================================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

=========================================================================================================================
                                                             Three Months   Three Months     Nine Months     Nine Months
                                                                    Ended          Ended           Ended           Ended
                                                             December 31,   December 31,    December 31,    December 31,
                                                                     2004           2003            2004            2003
-------------------------------------------------------------------------------------------------------------------------
REVENUE
    Broadcast and web income                                  $   258,732   $    183,966   $     739,128   $     516,410
                                                          --------------- -------------- --------------- ---------------

EXPENSES
    Amortization                                                    5,804          6,367          16,642          18,590
    Conference calls                                              138,231         75,850         353,547         212,275
    Consulting                                                     51,525         83,273         210,451         212,836
    Interest                                                        1,126          1,330           3,433           3,843
    Office and miscellaneous                                       41,649         29,488         128,954          79,856
    Professional fees                                               5,717          6,065          38,904          23,710
    Rent                                                            4,869             78          13,119           4,396
    Salaries and benefits                                          16,929         13,598          54,326          38,413
    Travel and promotion                                            1,933            139           4,634           3,525
                                                          --------------- -------------- --------------- ---------------

                                                                  267,783        216,188         824,010         597,444
                                                          --------------- -------------- --------------- ---------------

LOSS BEFORE OTHER ITEMS                                            (9,051)       (32,222)        (84,882)        (81,034)

OTHER ITEMS
    Gain on sale of property and equipment                            913              -             456              -
    Interest income                                                   103             39             200             111
                                                          --------------- -------------- --------------- ---------------

LOSS FOR THE PERIOD                                            $   (8,035)  $    (32,183)  $     (84,226)  $     (80,923)
=========================================================================================================================

BASIC AND DILUTED LOSS PER COMMON
    SHARE                                                      $   (0.00)   $     (0.00)   $      (0.01)   $      (0.00)
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                                 14,838,000   12,990,000      14,587,437       12,730,000
==========================================================================================================================


       The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)

===================================================================================================================================
                                     Common Stock
                                  --------------------                                                    Accumulated
                                                                Additional  Subscriptions                    other
                                       Number                    Paid-in       Received                   Comprehensive
                                    of Shares       Amount       Capital      in Advance     Deficit          Loss        Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2004            13,523,000    $ 13,523     $3,012,118       $79,500   $(3,347,925)    $(41,953)     $(284,737)
Components of comprehensive
(loss)
    Loss for nine months ended            -              -             -             -         (84,226)         -          (84,226)
       December 31, 2004
    Foreign currency translation          -              -             -             -            -         (23,859)       (23,859)
                                                                                                                         ----------
 Total comprehensive loss                                                                                                 (108,085)
    Shares issued for consulting
       fees                             620,000         620         36,380           -            -             -           37,000
    Shares issued for cash              795,000         795         78,705           -            -             -           79,500
    Shares cancelled                   (100,000)       (100)        (9,900)          -            -             -          (10,000)
    Subscriptions received in
       advance                            -              -             -         (79,500)         -             -          (79,500)
                                   ------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2004         14,838,000    $ 14,838     $3,117,303       $   -     $(3,432,151)    $(65,812)     $(365,822)
===================================================================================================================================




       The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

============================================================================================================================

                                                                                      Nine Months Ended  Nine Months Ended
                                                                                        December 31,        December 31,
                                                                                            2004                2003
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                              $       (84,226)    $       (80,923)
    Items not affecting cash:
       Amortization                                                                           16,642              18,590
       Foreign exchange loss                                                                 (23,859)            (55,273)
       Gain on sale of property and equipment                                                   (456)               -
       Consulting fees                                                                        27,000              12,500

    Changes in non-cash working capital items:
       Increase in accounts receivable                                                       (36,504)            (32,438)
       Increase in accounts payable and accrued liabilities                                   51,538               2,703
                                                                                     ---------------------------------------

    Net cash provided by (used in) operating activities                                      (49,865)           (134,841)
                                                                                     ---------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                                    (11,778)             (3,192)
    Proceeds from sale of property and equipment                                                 456                -
                                                                                     ---------------------------------------

    Net cash provided by (used in) investing activities                                      (11,322)             (3,192)
                                                                                     ---------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                               79,500              50,000
    Subscriptions received in advance                                                        (79,500)               -
    Loans from related parties                                                                73,255             121,844
                                                                                     ---------------------------------------

    Net cash provided by financing activities                                                 73,255             171,844
                                                                                     ---------------------------------------


CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                            12,068              33,811

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                44,524               1,820
                                                                                     ---------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $        56,592     $        35,631
============================================================================================================================

   SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 6)

       The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States Dollars)
(Unaudited)
===============================================================================

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


2.       GOING CONCERN


         As at December 31, 2004, the Company has an accumulated deficit of $3,432,151 and a working capital deficiency of $430,773. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon changes made in the second quarter of fiscal year ended March 31, 2003, to reduce on going expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States Dollars)
(Unaudited)
===============================================================================


4.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

a)       $208,365 (2003 - $197,386) to three directors of the Company.

         b) During the 2002 fiscal year, the Company issued three 3% convertible promissory notes of $50,000 each for a total debt of $150,000 to related parties. During the current period, the Company has accrued interest payable in the amount of $3,375.

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



5.       STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activities:

===================================================================================================================
                                                       Nine months ended                  Nine months ended
                                                       December 31, 2004                  December 31, 2003
                                                 -------------------------------    -------------------------------
                                                                       Weighted                           Weighted
                                                                        Average                            Average
                                                         Number        Exercise             Number        Exercise
                                                      of Shares           Price          of Shares           Price
-------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of the period                    540,000  $         0.37            530,000  $         0.43
    Granted                                               -                -                50,000            0.10
    Forfeited                                          (365,000)           0.25           (130,000)           0.32
    Exercised                                                -             -                    -             -
                                                 --------------                     --------------

Outstanding, end of the period                          175,000  $         0.63            450,000  $         0.42
===================================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States Dollars)
(Unaudited)
===============================================================================


5.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)


         Following is a summary of the status of options outstanding at December 31, 2004:

         =====================================================================================================
                                                    Outstanding Options                Exercisable Options
                                           -----------------------------------    ----------------------------
                                                        Weighted
                                                         Average      Weighted                       Weighted
                                                       Remaining       Average                        Average
                                                     Contractual      Exercise                       Exercise
         Exercise Price                    Number           Life         Price         Number           Price
         -----------------------------------------------------------------------------------------------------
         $    0.20                         50,000          0.69            0.20        50,000           0.20
              0.10                         50,000          1.57            0.10        50,000           0.10
              0.10                         25,000          1.76            0.10        25,000           0.10
              0.20                         25,000          2.21            0.20        25,000           0.20
              3.50                         25,000          5.16            3.50        25,000           3.50
         =====================================================================================================


         COMPENSATION

         During the period ended December 31, 2004, there were no stock options issued to employees. No compensation cost for employees has been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123 for the December 31, 2004 pro-forma net loss and loss per share.

         ==============================================================================================================
                                                                              Nine months ended      Nine months ended
                                                                              December 31, 2004      December 31, 2003
         --------------------------------------------------------------------------------------------------------------
         NET LOSS
             As reported                                                        $      (84,226)      $      (80,923)
                                                                               ========================================

             Pro-forma                                                          $      (84,226)      $      (80,923)
                                                                               ========================================

         BASIC AND DILUTED LOSS PER SHARE
             As reported                                                        $        (0.01)      $        (0.00)
                                                                               ========================================

             Pro-forma                                                          $        (0.01)      $        (0.00)
         ==============================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States Dollars)
(Unaudited)
===============================================================================


5. STOCK-BASED COMPENSATION EXPENSE (cont'd...)


         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

         ====================================================================================

                                                      Nine months ended    Nine months ended
                                                      December 31, 2004    December 31, 2003
         ------------------------------------------------------------------------------------
         Risk-free interest rate                                  -                    -
         Expected life of the options                             -                    -
         Expected volatility                                      -                    -
         Expected dividend yield                                  -                    -
         ====================================================================================



6.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         The following non-cash transaction occurred during the nine months ended December 31, 2004:

         a) The Company issued 520,000 shares of common stock at an agreed value of $27,000 for consulting services and committed to issue a further 150,000 shares of common stock on January 1, 2005 at an agreed upon value of $15,000 for further consulting services.

7.       SUBSEQUENT EVENTS

         Subsequent to December 31, 2004:

         a) The convertible promissory notes for $150,000 expired, unexercised. The $150,000 will be added to Due to Related Parties in the next quarter. All interest has been accrued or paid to date.

         b) The Company has not fulfilled its obligation to issue 150,000 shares on January 1, 2005, however the Company does plan to fulfill its obligation in the future.

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

RESULTS OF OPERATIONS

REVENUES. Our revenues were $739,128 for the nine month period ended December 31, 2004, compared to revenues of $516,410 for the nine month period ended December 31, 2003. Our revenues for the year ended March 31, 2004 were $736,364. Our revenues were achieved primarily from Webcasting, teleconferencing, transcription and I.R. Web Page Management services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services.

OPERATING EXPENSES. Our operating expenses were $824,010 for the nine month period ended December 31, 2004, compared to operating expenses of $597,444 for the nine months ended December 31, 2003. The increase in total operating expenses is due to the additional consultants, staff and outside services required for the increased workload.

Our conference calls expense was 51% and 35.1% of our total expenses in the quarters ended December 31, 2004 and 2003, respectively, and 53.4% and 41.2% of our revenues for the respective periods. These expenses relate to the conference call component of our services and can be expected to continue to constitute one of our largest single expenses. Fluctuations in these expenses as a percentage of our total expenses are primarily the result of the amount of conference call services we provide. Our consulting expenses include management, support staff and public relations consultants and decreased slightly during 2004. Of the consulting expenses of $210,451 for the nine months ended December 31, 2004, $60,880 was paid by an increase in the liability Due to related parties. Salaries and benefits increased during the quarter ended December 31, 2004 as compared with the quarter ended December 31, 2003 because of additional staff hired in early 2004 for the increased workload. Office and miscellaneous increased due to additional software and computer upgrades.

We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and Webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $84,226, or $0.01 per share, for the nine months ended December 31, 2004. Our net loss was $80,923, or $0.00 per share, for the nine months ended December 31, 2003.

         On June 30, 2004, we repurchased 100,000 shares of our common stock on rescission of a consulting agreement entered into in January 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, we had current assets of $293,167, substantially all of which was accounts receivable. We had cash of $56,592. As of that date, we had current liabilities of $723,940, including accounts payable and accrued liabilities of $235,599. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. While we believe our restructuring of our expenses will enable us to meet these current liabilities out of our cash flow from operations, there can be no assurance that we will be successful in this regard. To the extent that this restructuring of our expenses is not sufficient to enable us to meet our current expenses and current liabilities, our ability to pursue our business plan will be adversely affected.

         Our liabilities due to related parties were $338,341 as of December 31, 2004 and had increased from $265,086 as of March 31, 2004. This increase was due to our management deferring payment of approximately $60,880 of their consulting fees.

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

         Subject to the availability of sufficient funds, we currently intend to pursue the following business plan during the 12 months following December 31, 2004.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

          With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding our plans and objectives for our future operations, including plans or objectives relating to our intentions to provide Webcasting and teleconferencing services, streaming media technology and Web-based tools to create, develop and offer financial news and information, and other content through the Internet and other dissemination services and products or services, our plans and objectives regarding revenues and expenses in future periods, our needs for capital expenditures, research and development, our ability to maintain our competitive position, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current or future levels of operating and other expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this Report include the assumptions made by management and management's expectations as to the future growth and business direction of the publication of corporate financial information over the Internet, e-commerce through the facilities of the Internet and the role of video and audio production, Internet news broadcasting and websites in the distribution of financial and securities market sensitive information. They also include our beliefs as to our ability to compete successfully and maintain our technological position relative to other providers of streaming media and Web-based communication services. They also include our beliefs as to the willingness of public reporting issuers of securities to use our services for

Webcasting and teleconferencing and to broadcast corporate news and information on the Internet and for us to derive material revenues from providing this service. We cannot assure you that our assumptions and expectations in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet-based communication services for the dissemination of their news information, realizing material amounts of Webcasting or other revenues, achieving any commercial advantage relative to other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. If our assumptions are incorrect or our Webcasting or other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our business plan has evolved over time, and we expect that our plans will evolve further in the future. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 15. They are also described in our Annual Reports on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through December 31, 2004 are $2,407,153. Our total losses since inception through December 31, 2004 are $3,368,490. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.


FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2004 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to obtain additional financing. At December 31, 2004 we had current assets of $293,167 and current liabilities of $723,940, including accounts payable of $235,599. Our current liabilities include $338,341, as of December 31, 2004, due to related parties, including our President, Brian Kathler, $111,824, our Secretary/Treasurer, Paul Watkins, $115,236 and a Director, Robert Gamon, $111,281 arising out of deferred compensation and $150,000 of convertible promissory notes held by the same related parties. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. While we believe that with the completion of this restructuring we are able to support our operations out of our cash flow, there can be no assurance that these conditions will continue. We expect to continue, as opportunities arise, to seek to raise additional capital through the sale of equity securities. We are unable to state whether we will be able to raise any additional capital from such sources or the terms on which it may be raised. The sale of our equity securities may dilute the interests of our existing stockholders.

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


ANTICIPATED LOSSES IN FUTURE PERIODS

         During the nine month periods ended December 31, 2004 and December 31, 2003, we incurred losses of $84,226 and $80,923, respectively, on revenues of $739,128 and $516,410, respectively. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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


CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 42.7%, excluding shares issuable on conversion of debentures they own, of our outstanding shares of Common Stock. As a result, such persons can be expected to be able to elect all the members of our Board and vote to adopt other proposals requiring the favourable vote of a majority of the shares voted at a meeting of stockholders. Such persons could also control those actions requiring the approval of the holders of a majority of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

Date:    February 10, 2005               By:
                                            /s/ Brian Kathler
                                            --------------------------
                                            President
                                            (Principal Executive Officer and
                                            Principal Accounting Officer)