Form 10QSB/A
period 2003-09-30
VIAVID BROADCASTING INC
filed 2005-05-13
CIK 1079110

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2003

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                        -------------   ---------------

         Commission File Number 0-26535

                           VIAVID BROADCASTING, INC.

       (Exact name of Small Business Issuer as specified in its charter)


            NEVADA                                               98-020-6168
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
         incorporation)                                      Identification No.)

   11483 WELLINGTON CRESCENT, SURREY
           BRITISH COLUMBIA                                        V3R 9H1
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code                  604-588-8146
                                                             -------------------

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding as of
                Class                         November 4, 2003
             ------------                     -----------------
             Common Stock                     13,423,000 shares

This Form 10-QSB/A is being filed to amend the ViaVid Broadcasting, Inc. (the "Company") Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003 in order to reflect the restatement of the Company's Consolidated Financial Statements and amendments to related disclosures as of September 30, 2003 and for the six and three months ended September 30, 2003 and 2002. The restatement arose from management's determination that the Company erred in its accounting for stock-based compensation expenses. See the more complete discussion set forth in the Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2004. Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the effects of the restatement. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on November 14, 2003. The following items have been amended as a result of the restatement:

                                  FORM 10QSB/A
                               SEPTEMBER 30, 2003


                               TABLE OF CONTENTS


ITEM                                                                    PAGE NO.

                                     PART I

Item 1.  Financial Statements                                            3 - 11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12 - 23

Item 3.  Controls and Procedures                                        23 - 24


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K                               24 - 28

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

                            VIAVID BROADCASTING INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                  (UNAUDITED)

                               SEPTEMBER 30, 2003

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

============================================================================================ ================ ================
                                                                                               September 30,        March 31,
                                                                                                        2003             2003
-------------------------------------------------------------------------------------------- ---------------- ----------------
ASSETS

CURRENT
    Cash and cash equivalents                                                                $         1,984  $         1,820
    Accounts receivable                                                                              126,783          114,459
                                                                                             ---------------  ---------------

    Total current assets                                                                             128,767          116,279

PROPERTY AND EQUIPMENT                                                                                75,736           85,289
                                                                                             ---------------  ---------------

TOTAL ASSETS                                                                                 $       204,503  $       201,568
============================================================================================ ================ ================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                                 $       157,473  $       176,357
    Due to related parties                                                                           241,554          139,542
                                                                                             ---------------  ---------------

    Total current liabilities                                                                        399,027          315,899

CONVERTIBLE PROMISSORY NOTES                                                                         150,000          150,000
                                                                                             ---------------  ---------------

Total liabilities                                                                                    549,027          465,899
                                                                                             ---------------  ---------------

STOCKHOLDERS' DEFICIENCY
    Capital stock
       Authorized
             25,000,000 common shares with a par value of $0.001 per share
       Issued
             12,923,000 common shares (12,423,000 at March 31, 2003)                                  12,923           12,423

    Additional paid-in capital                                                                     2,953,888        2,940,718
    Deficit                                                                                       (3,253,251)      (3,203,341)
    Accumulated other comprehensive loss                                                             (58,084)         (14,131)
                                                                                             ---------------- ----------------

    Total stockholders' deficiency                                                                  (344,524)        (264,331)
                                                                                             ---------------- ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                               $       204,503  $       201,568
============================================================================================ ================ ================


       The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

========================================================== ================ ================ ================ ================
                                                              Three Months     Three Months       Six Months       Six Months
                                                                     Ended            Ended            Ended            Ended
                                                             September 30,    September 30,    September 30,    September 30,
                                                                      2003             2002             2003             2002
---------------------------------------------------------- ---------------- ---------------- ---------------- ----------------
REVENUE
    Broadcast and web income                               $       170,690  $       145,792  $       332,444  $       253,536
                                                           ---------------  ---------------  ---------------  ---------------

EXPENSES
    Amortization                                                     6,169            7,789           12,223           16,277
    Bad debts                                                         --              4,695             --              7,681
    Conference calls                                                61,862           78,293          136,425          138,589
    Consulting                                                      65,205           72,202          129,563          130,120
    Foreign exchange (gain)                                           --             (1,106)            --              2,216
    Interest                                                         1,388            2,250            2,513            2,250
    Loss on sale of property and equipment                            --              3,843             --              3,843
    Office and miscellaneous                                        27,264           13,703           50,368           40,789
    Professional fees                                               12,774           13,341           17,645           28,430
    Rent                                                             2,888           13,625            4,318           23,900
    Salaries and benefits                                           13,110           17,535           24,815           36,108
    Stock based compensation                                         1,190           36,019            1,190           73,554
    Travel and promotion                                             2,761              174            3,386            1,562
                                                           ---------------  ---------------  ---------------  ---------------

                                                                   194,611          262,363          382,446          505,319
                                                           ---------------  ---------------  ---------------  ---------------

LOSS BEFORE OTHER ITEM                                             (23,921)        (116,571)         (50,002)        (251,783)

OTHER ITEM
    Interest income                                                     30               25               72               49
                                                           ---------------  ---------------  ---------------  ---------------

LOSS FOR THE PERIOD                                        $       (23,891) $      (116,546) $       (49,930) $      (251,734)
========================================================== ================ ================ ================ ================

BASIC AND DILUTED LOSS PER COMMON
    SHARE                                                  $         (0.00) $         (0.01) $         (0.00) $         (0.02)
========================================================== ================ ================ ================ ================

WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                                 12,792,565       12,053,434       12,608,792       12,038,301
========================================================== ================ ================ ================ ================


       The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)

==================================== ======================== ============ ============== ============ ============== =============
                                          Common Stock
                                     ------------------------                                             Accumulated
                                          Number                Additional  Subscriptions                       Other
                                       Of Shares       Amount      Paid-in       Received      Deficit  Comprehensive         Total
                                                                   Capital     in Advance                        Loss
------------------------------------ ----------- ------------ ------------ -------------- ------------ -------------- -------------
BALANCE AT MARCH 31, 2002             12,023,000  $    12,023  $ 2,829,351    $      --    $(2,859,871)   $      --     $   (18,497)

      Components of
           Comprehensive (loss)             --           --           --             --       (343,470)          --        (343,470)
       Net (loss)
       Foreign currency
            translation                     --           --           --             --           --          (14,131)      (14,131)
                                                                                                                        -----------
       Total
            Comprehensive (loss)            --           --           --             --           --             --        (357,601)
     Shares issued for consulting
             fees                        200,000          200       13,800           --           --             --          14,000
    Shares issued for cash               200,000          200        9,800           --           --             --          10,000
       Stock-based compensation             --           --         87,767           --           --             --          87,767
                                     -----------  -----------  -----------    -----------  -----------    -----------   -----------

   BALANCE AT MARCH 31, 2003          12,423,000       12,423    2,940,718           --     (3,203,341)       (14,131)     (264,331)

         Components of
              Comprehensive (loss)          --           --           --             --        (49,930)          --         (49,930)
          Net (loss)
          Foreign currency
               translation                  --           --           --             --           --          (43,953)      (43,953)
                                                                                                                        -----------
          Total
               Comprehensive (loss)         --           --           --             --           --             --         (93,883)
        Shares issued for consulting
                fees                     500,000          500       12,000           --           --             --          12,500
     Stock-based compensation               --           --          1,190           --           --             --           1,190
                                     -----------  -----------  -----------    -----------  -----------    -----------   -----------

BALANCE AT SEPTEMBER 30, 2003         12,923,000  $    12,923  $ 2,953,908    $      --    $(3,253,271)   $   (58,084)  $  (344,524)
==================================== ===========  ===========  ===========    ===========  ===========    ===========   ===========


       The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

===================================================================================== =============== =====================
                                                                                           Six Months            Six Months
                                                                                                Ended                 Ended
                                                                                        September 30,         September 30,
                                                                                                 2003                  2002
------------------------------------------------------------------------------------- --------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                               $       (49,930)      $      (251,734)
    Items not affecting cash:
       Amortization                                                                            12,223                16,277
       Foreign currency translation                                                           (43,953)                  --
       Stock based compensation                                                                 1,190                73,554
       Consulting fees                                                                         12,500                14,000
       Loss on sale of property and equipment                                                     --                  3,843
       Interest on convertible promissory notes                                                   --                  2,250

    Changes in non-cash working capital items:
       Increase in accounts receivable                                                        (12,324)              (14,884)
       (Decrease) Increase in accounts payable and accrued liabilities                        (18,884)               65,366
                                                                                      ----------------      ---------------

    Net cash used in operating activities                                                     (99,178)              (91,328)
                                                                                      ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                                      (2,670)               (5,025)
                                                                                      ----------------      ----------------

    Net cash used in investing activities                                                      (2,670)               (5,025)
                                                                                      ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of property and equipment                                                  --                  4,384
    Subscriptions received in advance                                                             --                 10,000
    Loans from related parties                                                                102,012                67,800
                                                                                      ---------------       ---------------

    Net cash provided by financing activities                                                 102,012                82,184
                                                                                      ---------------       ---------------

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                                164               (14,169)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  1,820                10,616
                                                                                      ---------------       ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $         1,984       $        (3,553)
===================================================================================== =============== =====================


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


2.       GOING CONCERN


         As at September 30, 2003, the Company has an accumulated deficit of $3,253,271 and a working capital deficiency of $270,260. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon recent changes made by management to reduce expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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


3.       CORRECTION OF AN ERROR

         Subsequent to the period ended, the Company noted an error and corrected it recognizing stock-based compensation expenses as incurred. The affect of the correction of the error on the consolidated financial statements of the current period is that $1,190 of stock-based compensation expenses were recognized.


4.       BASIS OF PRESENTATION

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


5. RELATED PARTY TRANSACTIONS (cont'd...)

         a) Paid or accrued consulting fees of $129,561 (2002 - $115,481) to three directors of the Company. During the current period, the Company has accrued interest payable in the amount of $2,250 on convertible promissory notes issued to related parties.

         b) The Company received a loan in the amount of $18,539 from a director. The Company issued a Promissory Note to the Director. Interest shall accrue and be payable on the outstanding principal at the rate of 6% per annum, payable monthly. The term of the Promissory
         Note is one year, expiring on June 11, 2004. The loan is not secured. During the current period, the Company has paid to the Director, principal and interest in the amount of $4,643.

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

6.       CAPITAL STOCK

         WARRANTS

         ====================================================================== ===============
                                                               Six Months Ended      Year Ended
                                                                  September 30,  March 31, 2003
                                                                           2003       (Audited)
         ---------------------------------------------------------------------- ---------------
         Balance, beginning of the period                             1,112,000       1,112,000
             Expired during the period                                  372,000            --
                                                               ----------------  --------------

         Balance, end of the period                                     740,000       1,112,000
         ====================================================== =============== ===============

         As at September 30, 2003, there were 740,000 warrants outstanding that are exercisable into 740,000 common shares at $0.20 per share until February 28, 2004.

7.       STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activity:

         ================================================== ============================== ================================
                                                                   Six Months Ended                Six Months Ended
                                                                  September 30, 2003              September 30, 2002
                                                            ------------------------------ --------------------------------
                                                                                  Weighted                         Weighted
                                                                                   Average                          Average
                                                                    Number        Exercise           Number        Exercise
                                                                 of Shares           Price        of Shares           Price
         -------------------------------------------------- --------------  --------------  ---------------  --------------
         Outstanding, beginning of Period                          530,000  $         0.43        1,117,000  $         0.30
             Granted                                                50,000            0.10           50,000            0.20
             Forfeited                                            (120,000)           0.30         (575,000)           0.13
             Exercised                                                --                               --
                                                            --------------                  ---------------

         Outstanding, end of Period                                460,000  $         0.43          592,000  $         0.46
         ================================================== ============== =============== ================ ===============

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Expressed in United States Dollars)
(Unaudited)
================================================================================


7.       STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of stock options outstanding at September 30, 2003:

                                                            Outstanding Options                  Exercisable Options
                                                -------------------------------------------  -----------------------------
         Exercise Price                             Number of     Remaining        Exercise        Number of      Exercise
                                                       Shares   Contractual           Price           Shares         Price
                                                               Life (Years)
         -------------------------------------- -------------- -------------- -------------  --------------- -------------
         $    1.00                                     10,000          0.01   $        1.00          10,000  $        1.00
              0.40                                     25,000          0.27            0.40          25,000           0.40
              0.30                                     25,000          0.47            0.30          25,000           0.30
              0.30                                     10,000          0.50            0.30          10,000           0.30
              0.20                                    150,000          0.52            0.20         150,000           0.20
              0.30                                     15,000          0.75            0.30          15,000           0.30
              0.30                                    100,000          1.10            0.30         100,000           0.30
              0.20                                     50,000          1.95            0.20          50,000           0.20
              0.10                                     25,000          2.83            0.10          25,000           0.10
              0.10                                     25,000          2.83            0.10          25,000           0.10
              3.50                                     25,000          6.42            3.50          25,000           3.50
                                                -------------                                --------------

         Total                                        460,000                                       460,000
                                                =============                                ==============

         COMPENSATION

         During the six months ended September 30, 2003, there were 25,000 stock options issued to an employee and 25,000 stock options issued to a consultant. Accordingly, the stock-based compensation recognized using the Black Scholes Option Pricing Model was $1,190.


8.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

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


9.       SUBSEQUENT EVENT

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

OPERATING EXPENSES. Our operating expenses were $382,446 for the six month period ended September 30, 2003, compared to operating expenses of $505,319 for the six months ended September 30, 2002. The decrease in operating expenses is due to the restructuring of our operations to reduce and eliminate certain expenses.

We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and webcasts which we provide to our customers increases.


NET LOSS. Our net loss was $49,930, or $0.00 per share, for the six months ended September 30, 2003. Our net loss was $251,734, or $0.02 per share, for the six months ended September 30, 2002. Our reduced net loss reflects our improved revenues and steps we have taken to reduce our expenses


LIQUIDITY AND CAPITAL RESOURCES

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through September 30, 2003 are $1,264,105. Our total losses since inception through September 30, 2003 are $3,253,271. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the six month and three month periods ended September 30, 2003, we incurred a losses of $49,930 and $23,921, respectively, on revenues of $332,444 and $170,690, respectively. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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


ITEM 3.           CONTROLS AND PROCEDURES

         As of September 30, 2003, the Company's management, including Brian Kathler, the Company's President and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were effective.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including Mr. Kathler, as appropriate to allow timely decisions regarding required disclosure.

         On March 7, 2005, the Company filed a Current Report on Form 8-K wherein it reported that it would restate its previously reported financial results for the fiscal year ended March 31, 2004 and for each of the fiscal quarters ended September 30, 2003 and December 31, 2003. The restatement is to correct the way the Company accounted for the issuance during the fiscal year ended March 31, 2004 of options granted to three consultants and an employee to purchase an aggregate of 200,000 shares of common stock exercisable at prices ranging from $0.10 to $0.25 per share so as to conform the accounting relating to the grant of those options with Statement of Financial Accounting Standards No. 123. The restatement is the result of a normal periodic review of the financial reports of the Company by the staff of the Securities and Exchange Commission. The Company has reflected such correction in its restated consolidated financial statements as of and for the fiscal quarter ended September 30, 2003 and presented in this amended Quarterly Report on Form 10-QSB/A. Please refer to Note 3 to the accompanying consolidated financial statements for additional information.

         As a result of the restatement of its consolidated financial statements, the Company determined that there was a significant deficiency in its internal control over financial reporting as of September 30,2003 related to the way the Company accounted for the issuance during the fiscal quarter ended September 30, 2003 of options granted to the three consultants and an employee. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because the Company has corrected its presentation of its financial results, the Company believes that it corrected this significant deficiency.


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

                  Exhibit Number    Description

                           31.1 Certification of President, Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a)

                           32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

                           32.2 Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

         (b)      Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2005                         By: /s/ Brian Kathler
                                                --------------------------------
                                                President
                                                (Principal Executive Officer and
                                                Principal Accounting Officer)