Form 10QSB/A
period 2003-12-31
VIAVID BROADCASTING INC
filed 2005-05-13
CIK 1079110

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding as of
                           Class                            February 4, 2004
                           -----                            ----------------

                           Common Stock                     13,423,000 shares

This Form 10-QSB/A is being filed to amend the ViaVid Broadcasting, Inc. (the "Company") Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003 in order to reflect the restatement of the Company's Consolidated Financial Statements and amendments to related disclosures as of December 31, 2003 and for the three months ended December 31, 2003 and 2002. The restatement arose from management's determination that the Company erred in its accounting for stock-based compensation expenses. See the more complete discussion set forth in the Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2004.
Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the effects of the restatement. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on February 11, 2004. The following items have been amended as a result of the restatement:

                                  FORM 10QSB/A
                                DECEMBER 31, 2003


                                TABLE OF CONTENTS


ITEM                                                                    PAGE NO.

                                     PART I

Item 1.  Financial Statements                                           3 - 11

Item 2.  Management's Discussion and Analysis of Financial              12 - 23
  Condition and Results of Operations

Item 3.  Controls and Procedures                                        24


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K                               24 - 28

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

                            VIAVID BROADCASTING INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                DECEMBER 31, 2003

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                                                                                December 31,        March 31,
                                                                                                        2003             2003
                                                                                                                    (Audited)
------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                                                                $        35,631  $         1,820
    Accounts receivable                                                                              146,897          114,459
                                                                                             ---------------  ---------------

    Total current assets                                                                             182,528          116,279

PROPERTY AND EQUIPMENT                                                                                69,891           85,289
                                                                                             ---------------  ---------------

TOTAL ASSETS                                                                                 $       252,419  $       201,568
==============================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                                 $       179,060  $       176,357
    Due to related parties                                                                           261,386          139,542
                                                                                             ---------------  ---------------

    Total current liabilities                                                                        440,446          315,899

CONVERTIBLE PROMISSORY NOTES                                                                         150,000          150,000
                                                                                             ---------------  ---------------

Total liabilities                                                                                    590,446          465,899
                                                                                             ---------------  ---------------

STOCKHOLDERS' DEFICIENCY
    Capital stock
       Authorized
             25,000,000 common shares with a par value of $0.001 per share
       Issued
             13,423,000 common shares (12,423,000 at March 31, 2003)                                  13,423           12,423

    Additional paid-in capital                                                                     3,004,553        2,940,718
    Deficit                                                                                       (3,286,599)      (3,203,341)
    Accumulated other comprehensive loss                                                             (69,404)         (14,131)
                                                                                             ---------------- ----------------

    Total stockholders' deficiency                                                                  (338,027)        (264,331)
                                                                                             ---------------- ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                               $       252,419  $       201,568
==============================================================================================================================


   The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================






                                                              Three Months     Three Months      Nine Months      Nine Months
                                                                     Ended            Ended            Ended            Ended
                                                              December 31,     December 31,     December 31,     December 31,
                                                                      2003             2002             2003             2002
------------------------------------------------------------------------------------------------------------------------------
REVENUE
    Income                                                 $       183,966  $       153,365  $       516,410  $       406,901
                                                           ---------------  ---------------  ---------------  ---------------

EXPENSES
    Amortization                                                     6,367            7,574           18,590           23,851
    Bad debts                                                         -              (4,455)            -               3,226
    Conference calls                                                75,850           83,146          212,275          221,735
    Consulting                                                      83,273           57,341          212,836          187,461
    Foreign exchange                                                  -               1,699             -               3,915
    Interest                                                         1,330            1,158            3,843            3,408
    Loss on sale of property and equipment                            -               3,541             -               7,384
    Office and miscellaneous                                        29,488           31,944           79,856           72,733
    Professional fees                                                6,065            2,933           23,710           31,363
    Rent                                                                78            3,992            4,396           27,892
    Salaries and benefits                                           13,598            8,817           38,413           44,925
    Stock based compensation                                         1,145            4,860            2,335           78,414
    Travel and promotion                                               139              683            3,525            2,245
                                                           ---------------  ---------------  ---------------  ---------------

                                                                   217,333          203,233          599,779          708,552
                                                           ---------------  ---------------  ---------------  ---------------

LOSS BEFORE OTHER ITEM                                             (33,367)         (49,868)         (83,369)        (301,651)

OTHER ITEM
    Interest income                                                     39               24              111               73
                                                           ---------------  ---------------  ---------------  ---------------

LOSS FOR THE PERIOD                                        $       (33,328) $       (49,844) $       (83,258) $      (301,578)
==============================================================================================================================

BASIC AND DILUTED LOSS PER COMMON
    SHARE                                                  $         (0.00) $         (0.00) $         (0.01) $         (0.02)
==============================================================================================================================

WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                                 12,990,000       12,343,000       12,730,000       12,140,000
==============================================================================================================================


   The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)


====================================================================================================================================

                                         Common Stock
                                   -------------------------
                                                                                                             Accumulated
                                       Number                 Additional    Subscriptions                          Other
                                    of Shares       Amount       Paid-in         Received       Deficit    Comprehensive     Total
                                                                 Capital       in Advance                           Loss
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002            12,023,000     $ 12,023    $2,829,351  $          -    $ (2,859,871)   $        -   $  (18,497)

      Components of
        Comprehensive (loss)                  -            -             -             -        (343,470)       -          (343,470)
       Net (loss)
       Foreign currency
        translation                           -            -             -             -               -       (14,131)     (14,131)
                                                                                                                        ------------
      Total
        Comprehensive (loss)                  -            -             -             -               -             -     (357,601)
                                                                                                                        ------------
      Shares issued for
        consulting fees                 200,000          200        13,800             -               -             -       14,000
      Shares issued for cash            200,000          200         9,800             -               -             -       10,000
      Stock-based compensation                -            -        87,767             -               -             -       87,767
                                      ----------------------------------------------------------------------------------------------

   BALANCE AT MARCH 31, 2003         12,423,000       12,423     2,940,718             -      (3,203,341)      (14,131)    (264,331)

      Components of
        Comprehensive (loss)                  -            -             -             -         (83,258)            -      (83,258)
      Net (loss)
      Foreign currency
        translation                           -            -             -             -               -       (55,273)     (55,273)
                                                                                                                        ------------
      Total
        Comprehensive (loss)                  -            -             -             -               -             -     (138,531)
                                                                                                                        ------------
      Shares issued for
        consulting fees                 500,000          500        12,000             -               -             -       12,500
      Shares issued for cash            500,000          500        49,500             -               -             -       50,000
      Stock-based compensation                -            -         2,335             -               -             -        2,335
                                      ----------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2003         13,423,000     $ 13,423    $3,004,553           $ -     $(3,286,599)  $   (69,404)   $(338,027)

====================================================================================================================================


   The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

===============================================================================================================================
                                                                                               Nine Months         Nine Months
                                                                                                     Ended               Ended
                                                                                              December 31,        December 31,
                                                                                                      2003                2002
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                               $       (83,258)      $      (301,578)
    Items not affecting cash:
       Amortization                                                                            18,590                23,851
       Foreign currency translation                                                           (55,273)                   -
       Stock based compensation                                                                 2,335                78,414
       Consulting fees                                                                         12,500                14,000
       Loss on sale of property and equipment                                                      -                  7,384
       Interest on convertible promissory notes                                                    -                  3,375

    Changes in non-cash working capital items:
       Increase in accounts receivable                                                        (32,438)              (12,182)
       (Decrease) Increase in accounts payable and accrued liabilities                          2,703                79,777
                                                                                      ---------------       ---------------

    Net cash used in operating activities                                                    (134,841)             (106,959)
                                                                                      ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                                      (3,192)               (5,013)
                                                                                      ----------------      ----------------

    Net cash used in investing activities                                                      (3,192)               (5,013)
                                                                                      ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                                50,000                10,000
    Proceeds from sale of property and equipment                                                   -                 11,516
    Loans from related parties                                                                121,844               102,547
                                                                                      ---------------       ---------------

    Net cash provided by financing activities                                                 171,844               124,063
                                                                                      ---------------       ---------------

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                             33,811                12,091

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  1,820                10,616
                                                                                      ---------------       ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $        35,631       $        22,707
===============================================================================================================================

Supplementary disclosure of non-cash financing activities
  Shares issued for consulting fees (see note 8)                                      $        12,500       $        14,000

Supplementary disclosure of cash flow information
  Interest paid                                                                       $         1,330       $         1,158
  Interest received                                                                   $            39       $            24


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

2.       GOING CONCERN

         As at December 31, 2003, the Company has an accumulated deficit of $3,286,599 and a working capital deficiency of $257,918. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon recent changes made by management to reduce expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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

3.       CORRECTION OF AN ERROR

         Subsequent to the period ended, the Company noted an error and corrected it recognizing stock-based compensation expenses as incurred. The affect of the correction of the error on the consolidated financial statements of the current period is that $1,145 of stock-based compensation expenses were recognized.

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

5.       RELATED PARTY TRANSACTIONS (CONT'D...)

         b) The Company received a loan in the amount of $18,539 from a director. The Company issued a Promissory Note to the Director. Interest shall accrue and be payable on the outstanding principal at the rate of 6% per annum, payable monthly. The term of the Promissory
         Note is one year, expiring on June 11, 2004. The loan is not secured. During the current period, the Company has paid to the Director, principal and interest in the amount of $9,572.24.

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

6.       CAPITAL STOCK

         WARRANTS

=====================================================================================================================
                                                                                          Nine Months      Year Ended
                                                                                                Ended       March 31,
                                                                                         December 31,            2003
                                                                                                 2003       (Audited)
---------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                                                           1,112,000       1,112,000
    Expired during the period                                                                372,000               -
                                                                                     ---------------- ---------------

Balance, end of the period                                                                   740,000      1,112,000
=====================================================================================================================

         As at December 31, 2003, there were 740,000 warrants outstanding that are exercisable into 740,000 common shares at $0.20 per share until February 28, 2004.

7.       STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activity:

=====================================================================================================================
                                                         Nine Months Ended                  Nine Months Ended
                                                         December 31, 2003                  December 31, 2002
                                                   -------------------------------    -------------------------------

                                                                         Weighted                           Weighted
                                                                          Average                            Average
                                                           Number        Exercise             Number        Exercise
                                                        of Shares           Price          of Shares           Price
---------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of Period                          530,000  $         0.43          1,117,000  $         0.30
    Granted                                                75,000            0.10             50,000            0.20
    Forfeited                                            (130,000)           0.30           (595,000)           0.16
    Exercised                                                  -                                  -
                                                   --------------                     --------------

Outstanding, end of Period                                475,000  $         0.42            572,000  $         0.44
=====================================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 (Expressed in United States Dollars)
(Unaudited)


7. STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of stock options outstanding at December 31, 2003:


                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    -------------------------------

Exercise Price                             Number of      Remaining      Exercise          Number of        Exercise
                                              Shares    Contractual         Price             Shares           Price
                                                       Life (Years)
---------------------------------------------------------------------------------------------------------------------
$    0.40                                     25,000          0.02            0.40            25,000           0.40
     0.30                                     25,000          0.21            0.30            25,000           0.30
     0.30                                     10,000          0.25            0.30            10,000           0.30
     0.20                                    150,000          0.26            0.20           150,000           0.20
     0.30                                     15,000          0.50            0.30            15,000           0.30
     0.30                                    100,000          0.85            0.30           100,000           0.30
     0.20                                     50,000          1.69            0.20            50,000           0.20
     0.10                                     25,000          2.58            0.10            25,000           0.10
     0.10                                     25,000          2.58            0.10            25,000           0.10
     3.50                                     25,000          6.16            3.50            25,000           3.50
     0.10                                     25,000          2.50            0.10            25,000           0.10
                                       ==============                                 ===============

Total                                        475,000                                         475,000
                                       ==============                                 ===============

         COMPENSATION

         During the nine months ended December 31, 2003, there were 25,000 stock options issued to an employee and 50,000 stock options issued to consultants. Accordingly, the stock-based compensation recognized using the Black Scholes Option Pricing Model was $2,335.


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

OPERATING EXPENSES. Our operating expenses were $599,779 for the nine month period ended December 31, 2003, compared to operating expenses of $708,552 for the nine months ended December 31, 2002. The decrease in total operating expenses is due to the restructuring of our operations to reduce and eliminate certain expenses.

Our conference calls expense was 34.9% and 40.9% of our total expenses in the quarters ended December 31, 2003 and 2002, respectively, and 35.4% and 31.2% of our total expense during the nine month periods ended December 31, 2003 and 2002, respectively. These expenses relate to the conference call component of our services and can be expected to continue to constitute one of our largest single expenses. Fluctuations in these expenses as a percentage of our total expenses is primarily the result of the amount of conference call services we provide. Our consulting expenses include management, sales, support staff and public relations consultants and increased during 2003 as compared to 2002 because of the increase of business. Our rent expense declined during the quarter ended December 31, 2003 because of our move to a new location. Salaries and benefits increased during the quarter ended December 31, 2003 as compared with the quarter ended December 31, 2002 because of salary increases.

We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $83,258, or $0.01 per share, for the nine months ended December 31, 2003. Our net loss was $301,578, or $0.02 per share, for the nine months ended December 31, 2002. Our reduced net loss reflects our improved revenues and steps we have taken to reduce our expenses.


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

         Our liabilities due to related parties was $261,386 as of December 31, 2003 and had increased from $139,542 as of March 31, 2003. This increase was due to our management partially deferring payment of their consulting fees and the loan received from one of our Directors

         We plan on meeting our operating expenses during the remainder of the current fiscal year by focusing on generating revenues through the sales of corporate conference call services and the sales of webcasting products, I.R. Web Page services, transcription services and services related to broadcasts of conference calls, corporate presentations, annual general meetings and other related meetings, as well as from the possible sale of equity securities. There can be no assurance that any additional capital can be raised or, if equity securities are sold, the terms of any such transaction. While our intention is to fund our activities out of our revenues and not rely on raising additional capital for that purpose, there can be no assurance that we will be successful in that regard.

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through December 31, 2003 are $1,448,071. Our total losses since inception through December 31, 2003 are $3,285,409. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the nine month and three month periods ended December 31, 2003, we incurred losses of $83,258 and $33,328, respectively, on revenues of $516,410 and $183,966, respectively. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

ITEM 3. CONTROLS AND PROCEDURES

         As of December 31, 2003, the Company's management, including Brian Kathler, the Company's President and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were effective.

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

         On March 7, 2005, the Company filed a Current Report on Form 8-K wherein it reported that it would restate its previously reported financial results for the fiscal year ended March 31, 2004 and for each of the fiscal quarters ended September 30, 2003 and December 31, 2003. The restatement is to correct the way the Company accounted for the issuance during the fiscal year ended March 31, 2004 of options granted to three consultants and an employee to purchase an aggregate of 200,000 shares of common stock exercisable at prices ranging from $0.10 to $0.25 per share so as to conform the accounting relating to the grant of those options with Statement of Financial Accounting Standards No. 123. The restatement is the result of a normal periodic review of the financial reports of the Company by the staff of the Securities and Exchange Commission. The Company has reflected such correction in its restated consolidated financial statements as of and for the fiscal quarter ended December 31, 2003 and presented in this amended Quarterly Report on Form 10-QSB/A. Please refer to Note 3 to the accompanying consolidated financial statements for additional information.

         As a result of the restatement of its consolidated financial statements, the Company determined that there was a significant deficiency in its internal control over financial reporting as of December 31 ,2003 related to the way the Company accounted for the issuance during the fiscal quarter ended September 30, 2003 of options granted to the three consultants and an employee. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because the Company has corrected its presentation of its financial results, the Company believes that it corrected this significant deficiency.



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