Form 10KSB/A
period 2004-03-31
VIAVID BROADCASTING INC
filed 2005-05-13
CIK 1079110

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

This Form 10-KSB/A is being filed to amend the ViaVid Broadcasting, Inc. (the "Company") Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 in order to reflect the restatement of the Company's Consolidated Financial Statements and amendments to related disclosures as of March 31, 2004 and for the fiscal year ended March 31, 2004 and 2003. The restatement arose from management's determination that the Company erred in its accounting for stock-based compensation expenses. See the more complete discussion set forth in
Note 3 to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2004.

Generally, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB except as required to reflect the effects of the restatement. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on July 9, 2004. The following items have been amended as a result of the restatement:


                                  FORM 10KSB/A
                                 MARCH 31, 2004

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                PAGE NO.

                                     PART I

Item 6.  Management's Discussion and Analysis of Financial           3 - 18
  Condition and Results of Operations


                                     PART IV

Item 7.  Financial Statements                                        F-1 - F-16

Item 8A. Controls and Procedures                                     18 - 19

Item 13.  Exhibits and Reports on Form 8-K                           19 - 26

       ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

STATEMENT OF OPERATIONS

YEAR ENDED MARCH 31, 2004

EXPENSES. Our operating expenses were $899,684 for the year ended March 31, 2004, compared to operating expenses of $912,088 for the year ended March 31, 2003.

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

NET LOSS. Our net loss was $(163,167) or $(0.01) per share for the year ended March 31, 2004. Fully diluted loss per share was the same. Our net loss was $(343,470) or $(0.03) per share for the year ended March 31, 2003. Our reduced net loss reflects our improved revenues and steps we have taken to reduce our expenses


YEAR ENDED MARCH 31, 2003

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

          With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding our plans and objectives for our future operations, including plans or objectives relating to our intentions to provide webcasting and teleconferencing services, streaming media technology and Web-based tools to create, develop and offer financial news and information, and other content through the Internet and other dissemination services and products or services, our plans and objectives regarding revenues and expenses in future periods, our needs for capital expenditures, research and development, our ability to maintain our competitive position, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current or future levels of operating and other expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this Report include the assumptions made by management and management's expectations as to the future growth and business direction of the publication of corporate financial information over the Internet, e-commerce through the facilities of the Internet and the role of video and audio production, Internet news broadcasting and websites in the distribution of financial and securities market sensitive information. They also include our beliefs as to our ability to compete successfully and maintain our technological position relative to other providers of streaming media and Web-based communication services. They also include our beliefs as to the willingness of public reporting issuers of securities to use our services for Webcasting and teleconferencing and to broadcast corporate news and information on the Internet and for us to derive material revenues from providing this service. We cannot assure you that our assumptions and expectations in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet-based communication services for the dissemination of their news information, realizing material amounts of Webcasting or other revenues, achieving any commercial advantage relative to other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our webcasting or other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our business plan has evolved over time, and we expect that our plans will evolve further in the future. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 22 They are also described in our Annual Reports on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking tatements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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


                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through March 31, 2004 are $1,668,025. Our total losses since inception through March 31, 2004 are $3,366,508. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the year ended March 31, 2004, we incurred a loss of $(163,167) on revenues of $736,364. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

ITEM 7 - FINANCIAL STATEMENTS

         The response to this Item is included in a separate section of this report. See page F-1.


ITEM 8A - CONTROLS AND PROCEDURES

      As of March 31, 2004, the Company's management, including Brian Kathler, the Company's President and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were effective.

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

      On March 7, 2005, the Company filed a Current Report on Form 8-K wherein it reported that it would restate its previously reported financial results for the fiscal year ended March 31, 2004 and for each of the fiscal quarters ended September 30, 2003 and December 31, 2003. The restatement is to correct the way the Company accounted for the issuance during the fiscal year ended March 31, 2004 of options granted to three consultants and an employee to purchase an aggregate of 200,000 shares of common stock exercisable at prices ranging from $0.10 to $0.25 per share so as to conform the accounting relating to the grant of those options with Statement of Financial Accounting Standards No. 123. The restatement is the result of a normal periodic review of the financial reports of the Company by the staff of the Securities and Exchange Commission. The Company has reflected such correction in its restated consolidated financial statements as of and for the fiscal year ended March 31, 2004 and presented in this amended Annual Report on Form 10-KSB/A. Please refer to Note 3 to the accompanying consolidated financial statements for additional information.

      As a result of the restatement of its consolidated financial statements, the Company determined that there was a significant deficiency in its internal control over financial reporting as of March 31, 2004 related to the way the Company accounted for the issuance during the fiscal year ended March 31, 2004 of options granted to the three consultants and an employee. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because the Company has corrected its presentation of its financial results, the Company believes that it corrected this significant deficiency.




                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K:

        (A) EXHIBIT                               DESCRIPTION
        -----------                               -----------

            3.1                   Articles of Incorporation*

            3.2                   By-Laws of the Company*

            10.1 Acquisition Agreement dated January 26, 1999 between the Company and Mr. Paul Watkins, Ms. Cheryl Watkins, 549419 BC Ltd. and Kathler Holdings Inc.*

        (A) EXHIBIT                               DESCRIPTION
        -----------                               -----------

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


                                                  VIAVID BROADCASTING, INC.

                                            BY:   /s/ Brian Kathler
                                                  ------------------------
                                                  Brian Kathler, PRESIDENT


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                          DATE
---------                                   -----                          ----


 /s/ Brian Kathler                 President (Principal                May 10, 2005
----------------------------
Brian Kathler                      Executive Officer and Principal
                                   Financial and Accounting Officer
                                   and Director)


 /s/ Paul Watkins                   Director                           May 10, 2005
-------------------
Paul Watkins


 /s/ Robert Gamon                   Director                           May 10, 2005
------------------
Robert Gamon



/s/ Howard Bouch                    Director                           May 10, 2005
------------------
Howard Bouch

                            VIAVID BROADCASTING INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


                             MARCH 31, 2004 AND 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



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

As described in Note 3, these consolidated financial statements have been restated.


                                           /s/ TELFORD SADOVNICK, P.L.L.C.

                                            CERTIFIED PUBLIC ACCOUNTANTS


Bellingham, Washington
June 2, 2004 except as to Note 3, which is as of April 6, 2005.

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

 ===========================================================================================================================

                                                                                                  March 31,       March 31,
                                                                                                       2004            2003
 ---------------------------------------------------------------------------------------------------------------------------
 ASSETS

 CURRENT
     Cash and cash equivalents                                                              $        44,524  $         1,820
     Short-term investments                                                                           2,473               -
     Accounts receivable                                                                            197,598          114,459
                                                                                            --------------------------------

     Total current assets                                                                           244,595          116,279

 PROPERTY AND EQUIPMENT                                                                              69,815           85,289
                                                                                            --------------------------------
 TOTAL ASSETS                                                                               $       314,410  $       201,568
 ===========================================================================================================================
 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT
     Accounts payable and accrued liabilities                                               $       184,061  $       176,357
     Due to related parties                                                                         265,086          139,542
     Convertible promissory notes                                                                   150,000               -
                                                                                            --------------------------------

     Total current liabilities                                                                      599,147          315,899

 CONVERTIBLE PROMISSORY NOTES                                                                            -           150,000
                                                                                            --------------------------------

 Total liabilities                                                                                  599,147          465,899
                                                                                            --------------------------------

 STOCKHOLDERS' DEFICIENCY
     Capital stock
        Authorized
              25,000,000 common stock with a par value of
              $0.001 per share
        Issued
              13,523,000 common stock (12,423,000 at March 31, 2003)                                 13,523           12,423

     Additional paid-in capital                                                                   3,030,701        2,940,718
     Subscriptions received in advance                                                               79,500               -
     Deficit                                                                                     (3,366,508)      (3,203,341)
     Accumulated other comprehensive loss                                                           (41,953)         (14,131)
                                                                                            --------------------------------

     Total stockholders' deficiency                                                                (284,737)        (264,331)
                                                                                            --------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                             $       314,410  $       201,568
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

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

============================================================================================================================

                                                                                               Year Ended        Year Ended
                                                                                                March 31,    March 31, 2003
                                                                                                     2004
----------------------------------------------------------------------------------------------------------------------------

REVENUE
    Broadcast and web income                                                              $       736,364  $      568,517
                                                                                          ---------------  --------------


EXPENSES
    Amortization                                                                                   25,199          35,958
    Bad debts                                                                                       1,680           3,228
    Conference calls                                                                              315,057         294,925
    Consulting                                                                                    298,335         247,027
    Interest                                                                                        5,094           4,533
    Loss on sale of property and equipment                                                             -            3,994
    Office and miscellaneous                                                                      145,678          98,076
    Professional fees                                                                              18,678          49,132
    Rent                                                                                            8,869          30,710
    Salaries and benefits                                                                          54,647          54,270
    Stock based compensation                                                                       18,583          87,767
    Travel and promotion                                                                            7,864           2,468
                                                                                          ---------------  --------------

                                                                                                  899,684         912,088
                                                                                          ---------------  --------------

LOSS BEFORE OTHER ITEM                                                                           (163,320)       (343,571)

OTHER ITEM
    Interest income                                                                                   153             101
                                                                                          ---------------  --------------

LOSS FOR THE YEAR                                                                         $      (163,167) $     (343,470)
============================================================================================================================

BASIC AND DILUTED LOSS PER COMMON  SHARE                                                  $         (0.01) $        (0.03)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
    OF COMMON STOCK OUTSTANDING                                                                12,990,398      12,111,000
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

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

===================================================================================================================================

                                  Common Stock
                             ------------------------
                                                                                                       Accumulated
                                                     Additional    Subscriptions                             Other
                                Number                  Paid-in         Received                     Comprehensive
                             Of Shares     Amount       Capital       In Advance        Deficit               Loss        Total

BALANCE AT
MARCH 31, 2002              12,023,000  $   12,023   $ 2,829,351   $          -     $  (2,859,871) $          -        $    (18,497)
Components of
  comprehensive
  (loss)
  Net (loss)                    -               -             -               -          (343,470)            -            (343,470)
  Foreign currency
    translation                 -               -             -               -                -         (14,131)           (14,131)
                                                                                                                       ------------
Total
  comprehensive
  (loss)                                                                                                                   (357,601)
                                                                                                                       ------------
Shares issued for
  - consulting  fees           200,000         200        13,800              -                -              -              14,000
  - cash                       200,000         200         9,800              -                -              -              10,000
   Stock-based
     compensation                -              -         87,767              -                -              -              87,767
                              ------------------------------------------------------------------------------------------------------

BALANCE AT
MARCH 31, 2003              12,423,000      12,423     2,940,718              -        (3,203,341)       (14,131)          (264,331)
Components of
  comprehensive
  (loss)
  Net (loss)                    -               -             -               -          (163,167)            -            (163,167)
  Foreign currency
    translation                 -               -             -               -                -         (27,822)           (27,822)
                                                                                                                       ------------
Total
  comprehensive
  (loss)                                                                                                                   (190,989)
Shares issued for
  - consulting  fees           600,000         600        21,900              -                -              -              22,500
  - cash                       500,000         500        49,500              -                -              -              50,000
  Subscriptions
    received in
    advance                      -              -             -           79,500               -          -                  79,500
Stock-based
  compensation                   -              -         18,583              -                -            -                 18,583
                              ------------------------------------------------------------------------------------------------------

BALANCE AT
MARCH 31, 2004              13,523,000  $   13,523    $3,030,701   $      79,500    $  (3,366,508) $     (41,953)     $    (284,737)
                          ==========================================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

=====================================================================================================================

                                                                                      Year Ended          Year Ended
                                                                                       March 31,           March 31,
                                                                                            2004                2003
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the year                                                         $      (163,167)    $      (343,470)
    Items not affecting cash:
       Amortization                                                                    25,199              35,958
       Foreign currency translation                                                   (27,822)            (14,131)
       Stock-based compensation                                                        18,583              87,767
       Consulting fees                                                                 22,500              14,000
       Loss on sale of property and equipment                                              -                3,994

    Changes in non-cash working capital items:
       Increase in accounts receivable                                                (83,139)            (28,383)
       Increase in short-term investments                                              (2,473)                 -
       Increase in accounts payable and                                                 7,704              87,448
         accrued liabilities
                                                                              ---------------------------------------

    Net cash (used in) operating activities                                          (202,615)           (156,817)
                                                                              ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                              (9,725)             (6,352)
    Proceeds from sale of property and equipment                                           -               10,689
                                                                              ---------------------------------------

    Net cash (used in) provided by investing activities                                (9,725)              4,337
                                                                              ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                        50,000              10,000
    Subscriptions received in advance                                                  79,500                  -
    Loans from related parties                                                        125,544             133,684
                                                                              ---------------------------------------

    Net cash provided by financing activities                                         255,044             143,684
                                                                              ---------------------------------------


      CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR                                 42,704              (8,796)

        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    1,820              10,616
                                                                              -------------------=-------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $        44,524     $         1,820
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

2.       GOING CONCERN

         As at March 31, 2004, the Company has an accumulated deficit of $3,366,508 and a working capital deficiency of $354,552. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon recent changes made by management to reduce expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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

3.       CORRECTION OF AN ERROR

         Subsequent to the year ended, the Company noted an error and accordingly, the management of the Company corrected the error to expensing stock-based compensation expenses as incurred. The effect of the correction of the error on the consolidated financial statements of the current year is that $18,583 of stock-based compensation expenses were recognized. The overall effect of the restatement is as follows:

              ======================================================================================

              Prior to correction of an error                                           2004
              --------------------------------------------------------------------------------------

              Opening deficit                                                  $    3,203,341
              Net loss for the year                                                   144,584
              --------------------------------------------------------------------------------------
              Closing deficit                                                       3,347,925
              --------------------------------------------------------------------------------------

              Restated, due to correction of an error
              --------------------------------------------------------------------------------------

              Opening deficit                                                       3,203,341
              Net loss for the year                                                   163,167
              Closing deficit                                                       3,366,508
              --------------------------------------------------------------------------------------

              Change in closing deficit                                                18,583
              --------------------------------------------------------------------------------------

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004 AND 2003 (Expressed in United States Dollars)
================================================================================


3.       CORRECTION OF AN ERROR (CONT'D)

    The overall effects of the restatement relating to the Additional Paid-in-Capital as at March 31, 2004 are as follows:

              ---------------------------------------------------------------------------------------
              Prior to change in an error                                              2004

              Opening Additional Paid-in-Capital                                $  2,940,718
              Shares issued for:
                  Consulting fees                                                     21,900
                  Cash                                                                49,500

              ---------------------------------------------------------------------------------------
              Closing Additional Paid-in-Capital
                                                                                   3,012,118
              ---------------------------------------------------------------------------------------

              Restated, due to correction of an error                                  2004
              ---------------------------------------------------------------------------------------

              Opening Additional Paid-in-Capital                              $    2,940,718
              Shares issued for:
                  Consulting fees                                                     21,900
                  Cash                                                                49,500

              Stock-based compensation                                                18,583

              Closing Additional Paid-in-Capital                                   3,030,701

              Change in closing Additional Paid-in-Capital                            18,583

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

4.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

         INCOME TAXES (cont'd...)

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

4. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation for all stock options granted in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

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

4. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         FOREIGN CURRENCY TRANSLATION (cont'd...)

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

5.   PROPERTY AND EQUIPMENT

        ===========================================================================================================

                                                                                        Accumulated        Net Book
                                                                             Cost      Amortization           Value
        -----------------------------------------------------------------------------------------------------------

        MARCH 31, 2004
            Computer equipment                                    $      184,528  $      133,494    $       51,034
            Office furniture                                              17,011          10,255             6,756
            Telephone and video equipment                                 42,722          30,697            12,025
                                                                  --------------  --------------    --------------

                                                                  $      244,261  $      174,446    $       69,815
                                                                  =============== ================= ===============

        MARCH 31, 2003
            Computer equipment                                    $      174,803  $      112,742    $       62,061
            Office furniture                                              17,011           8,281             8,730
            Telephone and video equipment                                 42,721          28,223            14,498
                                                                  --------------  --------------    --------------

                                                                  $      234,535  $      149,246    $       85,289
        ===========================================================================================================

6.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

         a)    $266,075 (2003 - $232,378) to three directors of the Company.

         b) During the year, the Company received a loan in the amount of $18,539 from a director. The Company issued a Promissory Note to the Director. Interest shall accrue and be payable on the outstanding principal at the rate of 6% per annum, payable monthly. The term of the Promissory Note is one year, expiring on June 11, 2004. The loan is not secured and is included in due to related parties. During the current year, the Company has paid to the Director, principal and interest in the amount of $13,348 and $582.87 respectively.

         c) During the 2002 fiscal year, the Company issued three 3% convertible promissory notes of $50,000 each for a total debt of $150,000 to related parties (Note 7). During the current year, the Company has accrued interest payable in the amount of $4,500 (2003 - $4,500).

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

6. RELATED PARTY TRANSACTIONS (Cont'd...)

         Amounts due to related parties are unsecured and are non-interest bearing except for the convertible promissory notes and the $18,539 promissory note; therefore the fair value of the amounts owed to the related parties are not determinable.

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
                                                                                  $       150,000  $       150,000

        Current portion                                                                   150,000               -
                                                                                  ---------------  --------------

        Long-term                                                                 $            -   $       150,000
        ============================================================================================================

8.       CAPITAL STOCK

         WARRANTS

        ============================================================================================================

                                                                                         March 31,         March 31,
                                                                                              2004              2003
        ------------------------------------------------------------------------------------------------------------

        Balance, beginning of the year                                                 1,112,000         1,112,000

        Expired during the year                                                       (1,112,000)               -
                                                                                 ----------------  --------------

        Balance, end of the year                                                              -          1,112,000
        ============================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004 AND 2003 (Expressed in United States Dollars)
================================================================================

9.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

                  ============================================================================================================

                                                                                                    March 31,        March 31,
                                                                                                         2004             2003
                  ------------------------------------------------------------------------------------------------------------

                  Tax benefit of net operating loss carry forward                            $      963,740   $      917,108
                  Valuation allowance                                                              (963,740)        (917,108)
                                                                                             --------------   --------------

                                                                                             $           -    $           -
                  ============================================================================================================

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


10.      STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activities:

                  ============================================================================================================

                                                                  March 31, 2004               March 31, 2003
                                                                  --------------               --------------
                                                                                     Weighted                    Weighted
                                                                                      Average                     Average
                                                                          Number     Exercise         Number     Exercise
                                                                       of Shares        Price      of Shares        Price
               -----------------------------------------------------------------------------------------------------------

               Outstanding, beginning of the year                       530,000   $      0.43     1,117,000   $      0.30
                   Granted                                              200,000          0.19        50,000          0.20
                   Forfeited                                           (190,000)         0.35      (637,000)         0.18
                                                                  -------------   -----------  ------------   -----------

               Outstanding, end of the year                             540,000   $      0.37       530,000   $      0.43
                  ============================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004 AND 2003 (Expressed in United States Dollars)
================================================================================


10. STOCK-BASED COMPENSATION EXPENSE (Cont'd)

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
                                                   ----------------

                                                            540,000
============================================================================================================

         COMPENSATION

         During the year ended March 31, 2004, the Company granted 175,000 stock options to consultants and 25,000 stock options to an employee and accordingly, the stock-based compensation recognized using the Black Scholes Option Pricing Model was $18,583. The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

   ============================================================================================================

                                                                                 March 31             March 31
                                                                                     2004                 2003
   ------------------------------------------------------------------------------------------------------------

   Risk-free interest rate                                                        2.422%               1.960%
   Expected life of the options                                                  3 years              2 years
   Expected volatility                                                             73.5%                  75%
   Expected dividend yield                                                          -                    -
   ============================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004 AND 2003 (Expressed in United States Dollars)
================================================================================


11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         ================================================================================================================

                                                                                       March 31, 2004     March 31, 2003
         ----------------------------------------------------------------------------------------------------------------

         Cash paid for income taxes                                                  $            -    $            -
         ================================================================================================================

         Cash received from interest                                                 $           153   $           101
         ================================================================================================================

         Cash paid for interest                                                      $         5,094   $         4,533
         ================================================================================================================

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

12.      SUBSEQUENT EVENTS

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