Form 10KSB/A
period 2004-03-31
VIAVID BROADCASTING INC
filed 2005-06-08
CIK 1079110

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

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


                                  FORM 10KSB/A
                                 MARCH 31, 2004

                                TABLE OF CONTENTS

ITEM                                                                   PAGE NO.
----                                                                   --------

                                     PART I

Item 6.  Management's Discussion and Analysis of Financial             3 - 18
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


                                                VIAVID BROADCASTING, INC.

                                            BY: /s/ Brian Kathler
                                                --------------------------------
                                                Brian Kathler, PRESIDENT


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                         DATE
---------                          -----                         ----

/s/Brian Kathler           President (Principal               May 30, 2005
-----------------          Executive Officer and Principal
Brian Kathler              Financial and Accounting Officer
                           and Director)


/s/ Paul Watkins           Director                           May 30, 2005
-------------------
Paul Watkins


/s/ Robert Gamon           Director                           May 30, 2005
------------------
Robert Gamon


/s/ Howard Bouch           Director                           May 30, 2005
------------------
Howard Bouch