Form 10QSB/A
period 2004-06-30
VIAVID BROADCASTING INC
filed 2005-06-27
CIK 1079110

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

     For the transition period from ________________ to ______________

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
                      Class                               August 3, 2004
                      ------------                        -----------------

                      Common Stock                        14,338,000 shares

This Form 10-QSB/A is being filed to amend the ViaVid Broadcasting, Inc. (the "Company") Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 in order to reflect the effect on subsequent fiscal periods of the restatement of the Company's Consolidated Financial Statements as of and for the fiscal year ended March 31, 2004. The restatement of the Company's Consolidated Financial Statements as of and for the fiscal year ended March 31, 2004 arose from management's determination that the Company erred in its accounting for stock-based compensation expenses during certain periods of that fiscal year. See the more complete discussion set forth in the Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2004.

Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the effects of the restatement. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on August 13, 2004. The following items have been amended as a result of the restatement:

                                  FORM 10QSB/A
                                  JUNE 30, 2004


                                TABLE OF CONTENTS


ITEM                                                                    PAGE NO.


                                     PART I

Item 1.  Financial Statements                                            3 - 11

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.                     12 - 17

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

                            VIAVID BROADCASTING INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                  JUNE 30, 2004

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(unaudited)

===========================================================================================================================
                                                                                            Three Months       Year Ended
                                                                                           Ended June 30,      March 31,
                                                                                                2004              2004
---------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                                                             $        20,279   $        44,524
    Short-term investments                                                                          2,473             2,473
    Accounts receivable                                                                           191,365           197,598
                                                                                          ---------------------------------

    Total current assets                                                                          214,117           244,595

PROPERTY AND EQUIPMENT                                                                             68,114            69,815
                                                                                          ---------------------------------

TOTAL ASSETS                                                                              $       282,231   $       314,410
===========================================================================================================================



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                              $       169,350   $       184,061
    Due to related parties                                                                        276,216           265,086
    Convertible promissory notes                                                                  150,000           150,000
                                                                                          ---------------------------------

    Total current liabilities                                                                     595,566           599,147
                                                                                          ---------------------------------

STOCKHOLDERS' DEFICIENCY
    Capital stock
       Authorized
             25,000,000 common stock with a par value of $0.001 per share
       Issued
             14,338,000 common stock (13,523,000 at March 31, 2004)                                14,338            13,523

    Additional paid-in capital                                                                  3,111,386         3,030,701
    Subscriptions received in advance                                                                  -             79,500
    Deficit                                                                                    (3,408,547)       (3,366,508)
    Accumulated other comprehensive loss                                                          (30,512)          (41,953)
                                                                                          ---------------------------------

    Total stockholders' deficiency                                                               (313,335)         (284,737)
                                                                                          ---------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                            $       282,231   $       314,410
===========================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

============================================================================================================================
                                                                                        Three Months Ended     Three Months
                                                                                             June 30,         Ended June 30,
                                                                                               2004                2003
----------------------------------------------------------------------------------------------------------------------------
REVENUE
    Income                                                                              $          223,415   $       161,754
                                                                                        ------------------   ---------------


EXPENSES
    Amortization                                                                                     5,244             6,054
    Conference calls                                                                               111,568            74,563
    Consulting                                                                                      68,257            64,358
    Interest                                                                                         1,180             1,125
    Office and miscellaneous                                                                        40,376            23,104
    Professional fees                                                                               15,221             4,871
    Rent                                                                                             3,678             1,430
    Salaries and benefits                                                                           19,410            11,705
    Travel and promotion                                                                               104               625
                                                                                        ------------------   ---------------

                                                                                                   265,038           187,835
                                                                                        ------------------   ---------------


LOSS BEFORE OTHER ITEMS                                                                            (41,623)          (26,081)

OTHER ITEMS
    Loss on sale of property and equipment                                                            (448)             -
    Interest income                                                                                     32                42
                                                                                        ------------------   ---------------


LOSS FOR THE PERIOD                                                                     $          (42,039)  $       (26,039)
============================================================================================================================

BASIC AND DILUTED LOSS PER COMMON  SHARE                                                $            (0.00)  $         (0.00)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
    OF COMMON STOCK OUTSTANDING                                                                 14,207,065        12,423,000
============================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)

====================================================================================================================================
                                       Common Stock
                                  -----------------------
                                                                                                          Accumulated
                                                             Additional  Subscriptions                          other
                                      Number                    Paid-in       Received                  Comprehensive
                                   Of Shares       Amount       Capital     in Advance       Deficit             Loss     Total
                                  --------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003          12,423,000     $ 12,423    $2,940,718      $  -        $(3,203,341)       $(14,131)   $(264,331)
Components of comprehensive
(loss)
    Loss for the year                   -             -              -           -           (163,167)          -         (163,167)
    Foreign currency translation        -             -              -           -                 -          (27,822)     (27,822)
                                                                                                                         ---------
    Total comprehensive loss                                                                                              (190,989)
    Shares issued for consulting
       fees                           600,000          600       21,900          -                 -            -           22,500
    Shares issued for cash            500,000          500       49,500          -                 -            -           50,000
    Subscriptions received in
       advance                                                                 79,500                                       79,500
      Stock-based compensation            -           -          18,583          -                 -            -           18,583
                                   -----------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2004          13,523,000       13,523    3,030,701        79,500      (3,366,508)      (41,953)      (284,737)
Components of comprehensive
(loss)
    Loss for three months ended         -             -              -           -            (42,039)          -          (42,039)
      June 30, 2004
    Foreign currency translation        -             -              -           -                 -         11,441         11,441
                                                                                                                         ---------
    Total comprehensive loss                                                                                               (30,598)
    Shares issued for consulting
       fees                           120,000          120       11,880          -                 -            -           12,000
    Shares issued for cash            795,000          795       78,705          -                 -            -           79,500
    Shares cancelled                 (100,000)        (100)      (9,900)         -                 -            -          (10,000)
    Subscriptions received in
       advance                                                                (79,500)                                     (79,500)
                                   -----------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2004           14,338,000     $  14,338  $3,111,386       $   -       $(3,408,547)      $(30,512)    $(313,335)
====================================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                                                                      Three Months Ended   Three Months Ended
                                                                                           June 30,             June 30,
                                                                                             2004                 2003
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                               $       (42,039)     $       (26,039)
    Items not affecting cash:
       Amortization                                                                             5,244                6,054
       Foreign exchange loss                                                                   11,441              (19,606)
       Loss on sale of property and equipment                                                     448                 -

    Changes in non-cash working capital items:
       Decrease (increase) in accounts receivable                                               6,233               (2,508)
       Decrease in accounts payable and accrued liabilities                                   (14,711)             (23,215)
                                                                                      ------------------------------------

    Net cash provided by (used in) operating activities                                       (33,384)             (65,314)
                                                                                      ------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                                      (4,279)              (1,714)
    Proceeds from sale of property and equipment                                                  288                 -
                                                                                      ------------------------------------

    Net cash provided by (used in) investing activities                                        (3,991)              (1,714)
                                                                                      ------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                                81,500                 -
    Subscriptions received in advance                                                         (79,500)                -
    Loans from related parties                                                                 11,130               72,473
                                                                                      ------------------------------------

    Net cash provided by financing activities                                                  13,130               72,473
                                                                                      ------------------------------------


CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                            (24,245)               5,445

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 44,524                1,820
                                                                                      ------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $        20,279      $         7,265
==========================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 7)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Expressed in United States Dollars)
(Unaudited)
================================================================================


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


2.       GOING CONCERN


         As at June 30, 2004, the Company has an accumulated deficit of $3,408,547 and a working capital deficiency of $381,449. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon changes made by management in the second quarter of fiscal year ended March 31, 2003 to reduce expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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


4.       CORRECTION OF AN ERROR

         Subsequent to the period ended, the Company noted an error and corrected it recognizing stock-based compensation expenses as incurred. The overall effect of the restatement on the consolidated financial statements for the year ended March 31, 2004 is that Additional Paid-in Capital and Deficit were increased to $3,030,701 and $3,366,508 respectively, to correct the error to expensing stock-based compensation expenses of $18,583.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Expressed in United States Dollars)
(Unaudited)
================================================================================


5.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         Paid or accrued consulting fees as follows:

         a)  $66,201 (2003 - $64,358) to three directors of the Company.

         b) During the prior year, the Company received a loan in the amount of $18,539 from a director. The Company issued a Promissory Note to the Director. Interest shall accrue and be payable on the outstanding principal at the rate of 6% per annum, payable monthly. The term of the Promissory Note is one year, expiring on June 11, 2004. The loan is not secured and is included in due to related parties. During the current period, the Company has paid the loan back to the Director, total principal and interest in the amount of $18,539 and $638 respectively has been paid.

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


6.       STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activities:

====================================================================================================================
                                                         Three months ended                 Three months ended
                                                           June 30, 2004                      June 30, 2003
                                                   -------------------------------    ------------------------------
                                                                         Weighted                           Weighted
                                                                          Average                            Average
                                                           Number        Exercise             Number        Exercise
                                                        of Shares           Price          of Shares           Price
--------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of the period                      540,000  $         0.37            530,000  $         0.43
    Granted                                                    -             -                  -               -
    Forfeited                                            (250,000)           0.22            (70,000)           0.32
    Exercised                                                  -                                -               -
                                                   --------------                     -------------

Outstanding, end of the period                            290,000  $         0.50            460,000  $         0.45
====================================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Expressed in United States Dollars)
(Unaudited)
================================================================================


6. STOCK-BASED COMPENSATION EXPENSE (cont'd...)


         Following is a summary of the status of options outstanding at June 30, 2004:


====================================================================================================================
                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    ------------------------------
                                                          Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
--------------------------------------------------------------------------------------------------------------------
$    0.30                                     15,000          0.01            0.30            15,000           0.30
     0.30                                    100,000          0.35            0.30           100,000           0.30
     0.20                                     50,000          1.19            0.20            50,000           0.20
     0.10                                     50,000          2.08            0.10            50,000           0.10
     0.10                                     25,000          2.27            0.10            25,000           0.10
     0.20                                     25,000          2.71            0.20            25,000           0.20
     3.50                                     25,000          5.67            3.50            25,000           3.50
===================================================================================================================

         COMPENSATION

         During the period ended June 30, 2004, there were no stock options issued to employees. No compensation cost for employees has been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123.

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

===================================================================================================================
                                                                          Three months ended     Three months ended
                                                                               June 30, 2004          June 30, 2003
                                                                       ---------------------- ---------------------
Risk-free interest rate                                                                -                      -
Expected life of the options                                                           -                      -
Expected volatility                                                                    -                      -
Expected dividend yield                                                                -                      -
===================================================================================================================


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

Date: June 24, 2005                       By:
                                                /s/ Brian Kathler
                                                --------------------------
                                                President
                                                (Principal Executive Officer and
                                                Principal Accounting Officer)