Form 10QSB/A
period 2004-09-30
VIAVID BROADCASTING INC
filed 2005-06-27
CIK 1079110

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

     For the transition period from _____________ to __________________

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding as of
               Class                               November 3, 2004
               --------------------                -------------------------
               Common Stock                        14,838,000 shares

This Form 10-QSB/A is being filed to amend the ViaVid Broadcasting, Inc. (the "Company") Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2004 in order to reflect the effect on subsequent fiscal periods of the restatement of the Company's Consolidated Financial Statements as of and for the fiscal year ended March 31, 2004. The restatement of the Company's Consolidated Financial Statements as of and for the fiscal year ended March 31, 2004 arose from management's determination that the Company erred in its accounting for stock-based compensation expenses during certain periods of that fiscal year. See the more complete discussion set forth in the Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2004.

Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the effects of the restatement. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on November 12, 2004. The following items have been amended as a result of the restatement:


                                  FORM 10QSB/A
                               SEPTEMBER 30, 2004


                                TABLE OF CONTENTS
                                -----------------


ITEM                                                                   PAGE NO.
----                                                                   --------

                                     PART I

Item 1.  Financial Statements                                           3 - 11

Item 2.  Management's Discussion and Analysis of Financial             12 - 23
         Condition and Results of Operations

Item 3.  Controls and Procedures                                       23 - 24


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K                              25 - 29

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

                            VIAVID BROADCASTING INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2004

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(unaudited)

=============================================================================================================================
                                                                                             Six Months           Year
                                                                                                Ended            Ended
                                                                                            September 30,       March 31,
                                                                                                2004              2004
-----------------------------------------------------------------------------------------------------------------------------



ASSETS

CURRENT
    Cash and cash equivalents                                                             $        24,779   $        44,524
    Short-term investments                                                                          2,473             2,473
    Accounts receivable                                                                           198,666           197,598
                                                                                          -----------------------------------

    Total current assets                                                                          225,918           244,595

PROPERTY AND EQUIPMENT                                                                             69,208            69,815
                                                                                          -----------------------------------

TOTAL ASSETS                                                                              $       295,126   $       314,410
=============================================================================================================================



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                              $       174,959   $       184,061
    Due to related parties                                                                        310,479           265,086
    Convertible promissory notes                                                                  150,000           150,000
                                                                                          -----------------------------------

    Total current liabilities                                                                     635,438           599,147
                                                                                          -----------------------------------

STOCKHOLDERS' DEFICIENCY
    Capital stock
       Authorized
             25,000,000 common stock with a par value of $0.001 per share
       Issued
             14,838,000 common stock (13,523,000 at March 31, 2004)                                14,838            13,523

    Additional paid-in capital                                                                  3,135,886         3,030,701
    Subscriptions received in advance                                                                  -             79,500
    Deficit                                                                                    (3,442,699)       (3,366,508)
    Accumulated other comprehensive loss                                                          (48,337)          (41,953)
                                                                                          -----------------------------------

    Total stockholders' deficiency                                                               (340,312)         (284,737)
                                                                                          -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                            $       295,126   $       314,410
=============================================================================================================================


       The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

=============================================================================================================================
                                                              Three Months     Three Months       Six Months       Six Months
                                                                     Ended            Ended            Ended            Ended
                                                             September 30,    September 30,    September 30,    September 30,
                                                                      2004             2003             2004             2003
------------------------------------------------------------------------------------------------------------------------------

REVENUE
    Broadcast and web income                               $       256,981  $       170,690  $       480,396  $       332,444
                                                           ---------------  ---------------  ---------------  ---------------

EXPENSES
    Amortization                                                     5,594            6,169           10,838           12,223
    Conference calls                                               103,748           61,862          215,316          136,425
    Consulting                                                      90,669           65,205          158,926          129,563
    Interest                                                         1,127            1,388            2,307            2,513
    Office and miscellaneous                                        46,929           27,264           87,305           50,368
    Professional fees                                               17,966           12,774           33,187           17,645
    Rent                                                             4,572            2,888            8,250            4,318
    Salaries and benefits                                           17,987           13,110           37,397           24,815
      Stock-based compensation                                           -            1,190                -            1,190
    Travel and promotion                                             2,597            2,761            2,701            3,386
                                                           ---------------  ---------------  ---------------  ---------------

                                                                   291,189          194,611          556,227          382,446
                                                           ---------------  ---------------  ---------------  ---------------

LOSS BEFORE OTHER ITEM                                             (34,208)         (23,921)         (75,831)         (50,002)

OTHER ITEM
    Loss on sale of property and equipment                              (9)               -             (457)               -
    Interest income                                                     65               30               97               72
                                                           ---------------  ---------------  ---------------  ---------------

LOSS FOR THE PERIOD                                        $       (34,152) $       (23,891) $       (76,191) $       (49,930)
==============================================================================================================================

BASIC AND DILUTED LOSS PER COMMON
    SHARE                                                  $        (0.00)  $        (0.00)  $        (0.01)  $        (0.00)
==============================================================================================================================

WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                                 14,446,696       12,792,565       14,395,815       12,608,792
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
                                     Of Shares      Amount       Paid-in         Received      Deficit    Comprehensive     Total
                                                                 Capital       in Advance                          Loss
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2003            12,423,000    $ 12,423    $2,940,718      $   -        $(3,203,341)     $(14,131)    $(264,331)
Components of comprehensive
(loss)
    Loss for the year                     -              -             -           -           (163,167)         -         (163,167)
    Foreign currency translation          -              -             -           -              -           (27,822)      (27,822)
                                                                                                                         -----------
    Total comprehensive loss                                                                                               (190,989)
    Shares issued for consulting
       fees                             600,000         600        21,900          -              -              -           22,500
    Shares issued for cash              500,000         500        49,500          -              -              -           50,000
    Subscriptions received in
       advance                                                                   79,500                                      79,500
    Stock-based compensation               -             -         18,583          -              -              -           18,583
                                   -------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2004            13,523,000      13,523     3,030,701       79,500       (3,366,508)      (41,953)     (284,737)
Components of comprehensive
(loss)
    Loss for six months ended             -              -             -           -            (76,191)         -          (76,191)
       September 30, 2004
    Foreign currency translation          -              -             -           -              -            (6,384)       (6,384)
                                                                                                                          ----------
 Total comprehensive loss                                                                                                   (82,575)
    Shares issued for consulting
       fees                             620,000         620        36,380          -              -              -           37,000
    Shares issued for cash              795,000         795        78,705          -              -              -           79,500
    Shares cancelled                   (100,000)       (100)       (9,900)         -              -              -          (10,000)
    Subscriptions received in
       advance                                                                  (79,500)                                    (79,500)
                                   -------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2004        14,838,000    $ 14,838    $3,135,886      $   -        $(3,442,699)     $(48,337)    $(340,312)

====================================================================================================================================


       The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

====================================================================================================================================
                                                                                       Six Months Ended     Six Months Ended
                                                                                         September 30,       September 30,
                                                                                             2004                 2003
------------------------------------------------------------------------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                                   $   (76,191)         $  (49,930)
    Items not affecting cash:
       Amortization                                                                            10,838              12,223
       Foreign exchange loss                                                                   (6,384)            (43,953)
       Loss on sale of property and equipment                                                     457                 -
       Consulting fees                                                                         25,000              12,500
            Stock-based compensation                                                              -                 1,190

    Changes in non-cash working capital items:
       Increase in accounts receivable                                                         (1,068)            (12,324)
       Decrease in accounts payable and accrued liabilities                                    (9,102)            (18,884)
                                                                                          -------------------------------

    Net cash provided by (used in) operating activities                                       (56,450)            (99,178)
                                                                                          -------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                                     (10,981)             (2,670)
    Proceeds from sale of property and equipment                                                  293                 -
                                                                                          -------------------------------

    Net cash provided by (used in) investing activities                                       (10,688)             (2,670)
                                                                                          -------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                                81,500                 -
    Subscriptions received in advance                                                         (79,500)                -
    Loans from related parties                                                                 45,393             102,012
                                                                                          -------------------------------

    Net cash provided by financing activities                                                  47,393             102,012
                                                                                          -------------------------------


CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                            (19,745)                164

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 44,524               1,820
                                                                                          -------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $    24,779          $    1,984
=========================================================================================================================

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


2.       GOING CONCERN


         As at September 30, 2004, the Company has an accumulated deficit of $3,442,699 and a working capital deficiency of $409,520. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon changes made in the second quarter of fiscal year ended March 31, 2003, to reduce on going expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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

4.       CORRECTION OF AN ERROR

         Subsequent to the six month period ended September 30, 2003, the Company noted an error and corrected it recognizing stock-based compensation expenses as incurred. The effect of the corrections of the error on the consolidated financial statements for the six month period ended September 30, 2003 is that $1,190 of stock-based compensation expenses were recognized.

         The overall effect of the restatement on the consolidated financial statements for the year ended March 31, 2004 is that Additional Paid in Capital and Deficit were increased to $3,030,701 and $3,366,508 respectively to correct the error to expensing stock-based compensation expense of $18,583.

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



6.       STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activities:

=======================================================================================================================

                                                          Six months ended                   Six months ended
                                                         September 30, 2004                 September 30, 2003
                                                   -------------------------------    -------------------------------

                                                                         Weighted                           Weighted
                                                                          Average                            Average
                                                           Number        Exercise             Number        Exercise
                                                        of Shares           Price          of Shares           Price
-----------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of the period                      540,000       $    0.37            530,000         $  0.43
    Granted                                                    -               -              50,000            0.10
    Forfeited                                            (265,000)           0.23           (120,000)           0.32
    Exercised                                                  -               -                  -               -
                                                         ---------                          --------

Outstanding, end of the period                            275,000       $    0.51            460,000         $  0.45
=======================================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Expressed in United States Dollars)
(Unaudited)
================================================================================

6. STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of options outstanding at September 30, 2004:

=======================================================================================================================

                                                      Outstanding Options                       Exercisable Options
                                             ------------------------------------         -----------------------------
                                                           Weighted
                                                            Average      Weighted                          Weighted
                                                          Remaining       Average                           Average
                                                        Contractual      Exercise                          Exercise
Exercise Price                                Number           Life         Price            Number          Price
-----------------------------------------------------------------------------------------------------------------------

$    0.30                                    100,000          0.10           0.30           100,000           0.30
     0.20                                     50,000          0.94           0.20            50,000           0.20
     0.10                                     50,000          1.82           0.10            50,000           0.10
     0.10                                     25,000          2.01           0.10            25,000           0.10
     0.20                                     25,000          2.46           0.20            25,000           0.20
     3.50                                     25,000          5.41           3.50            25,000           3.50
=======================================================================================================================

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

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

================================================================================

                                       Six months ended       Six months ended
                                     September 30, 2004     September 30, 2003
--------------------------------------------------------------------------------

Risk-free interest rate                           -                      -
Expected life of the options                      -                      -
Expected volatility                               -                      -
Expected dividend yield                           -                      -
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

OPERATING EXPENSES. Our operating expenses were $556,227 for the six month period ended September 30, 2004, compared to operating expenses of $382,446 for the six months ended September 30, 2003. The increase in total operating expenses is due to the additional consultants, staff and outside services required for the increased workload.

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through September 30, 2004 are $2,148,421. Our total losses since inception through September 30, 2004 are $3,361,645. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.


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


ANTICIPATED LOSSES IN FUTURE PERIODS

         During the six month periods ended September 30, 2004 and September 30, 2003, we incurred losses of $76,191 and $49,930, respectively, on revenues of $480,396 and $332,444, respectively. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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


ITEM 3.  CONTROLS AND PROCEDURES

         As of September 30, 2004, the Company's management, including Brian Kathler, the Company's President and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were effective.

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

         On March 7, 2005, the Company filed a Current Report on Form 8-K wherein it reported that it would restate its previously reported financial results for the fiscal year ended March 31, 2004 and for each of the fiscal quarters ended September 30, 2003 and December 31, 2003. The restatement is to correct the way the Company accounted for the issuance during the fiscal year ended March 31, 2004 of options granted to three consultants and an employee to purchase an aggregate of 200,000 shares of common stock exercisable at prices ranging from $0.10 to $0.25 per share so as to conform the accounting relating to the grant of those options with Statement of Financial Accounting Standards No. 123. The restatement is the result of a normal periodic review of the financial reports of the Company by the staff of the Securities and Exchange Commission. The Company has reflected such correction in its restated consolidated financial statements and in this amended Quarterly Report on Form 10-QSB/A. Please refer to Note 4 to the accompanying consolidated financial statements for additional information.

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

         (b)  Reports on Form 8-K

              The Registrant did not file any current reports on Form 8-K during the quarter ended September 30, 2004.

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