Form 10QSB/A
period 2004-12-31
VIAVID BROADCASTING INC
filed 2005-06-27
CIK 1079110

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

               Common Stock                        14,838,000 shares

This Form 10-QSB/A is being filed to amend the ViaVid Broadcasting, Inc. (the "Company") Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004 in order to reflect the effect on subsequent fiscal periods of the restatement of the Company's Consolidated Financial Statements as of and for the fiscal year ended March 31, 2004. The restatement of the Company's Consolidated Financial Statements as of and for the fiscal year ended March 31, 2004 arose from management's determination that the Company erred in its accounting for stock-based compensation expenses during certain periods of that fiscal year. See the more complete discussion set forth in the Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2004.
Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the effects of the restatement. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on February 14, 2005. The following items have been amended as a result of the restatement:

                                  FORM 10QSB/A
                                DECEMBER 31, 2004


                                TABLE OF CONTENTS


ITEM                                                                  PAGE NO.
----                                                                  --------

                                     PART I

Item 1.  Financial Statements                                         3 - 11

Item 2.  Management's Discussion and Analysis of Financial            12 - 23
  Condition and Results of Operations

Item 3.  Controls and Procedures                                      24 - 25


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K                             26 - 30

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

                            VIAVID BROADCASTING INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                DECEMBER 31, 2004

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(unaudited)

============================================================================================================================
                                                                                           Nine Months           Year
                                                                                              Ended              Ended
                                                                                           December 31,        March 31,
                                                                                               2004               2004
----------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash and cash equivalents                                                            $        56,592   $        44,524
    Short-term investments                                                                         2,473             2,473
    Accounts receivable                                                                          234,102           197,598
                                                                                         -----------------------------------

    Total current assets                                                                         293,167           244,595

PROPERTY AND EQUIPMENT                                                                            64,951            69,815
                                                                                         -----------------------------------

TOTAL ASSETS                                                                             $       358,118   $       314,410
============================================================================================================================



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                             $       235,599   $       184,061
    Due to related parties                                                                       338,341           265,086
    Convertible promissory notes                                                                 150,000           150,000
                                                                                         -----------------------------------

    Total current liabilities                                                                    723,940           599,147
                                                                                         -----------------------------------

STOCKHOLDERS' DEFICIENCY
    Capital stock
       Authorized
             25,000,000 common stock with a par value of $0.001 per share
       Issued
             14,838,000 common stock (13,523,000 at March 31, 2004)                               14,838            13,523

    Additional paid-in capital                                                                 3,135,886         3,030,701
    Subscriptions received in advance                                                                 -             79,500
    Deficit                                                                                   (3,450,734)       (3,366,508)
     Accumulated other comprehensive loss                                                        (65,812)       (   41,953)
                                                                                         -----------------------------------

    Total stockholders' deficiency                                                              (365,822)          (284,737)
                                                                                         -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                           $       358,118   $       314,410
============================================================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                                              Three Months     Three Months      Nine Months      Nine Months
                                                                     Ended            Ended            Ended            Ended
                                                              December 31,     December 31,     December 31,     December 31,
                                                                      2004             2003             2004             2003
------------------------------------------------------------------------------------------------------------------------------

REVENUE
    Broadcast and web income                               $       258,732  $       183,966  $       739,128  $       516,410
                                                           ---------------  ---------------  ---------------  ---------------

EXPENSES
    Amortization                                                     5,804            6,367           16,642           18,590
    Conference calls                                               138,231           75,850          353,547          212,275
    Consulting                                                      51,525           83,273          210,451          212,836
    Interest                                                         1,126            1,330            3,433            3,843
    Office and miscellaneous                                        41,649           29,488          128,954           79,856
    Professional fees                                                5,717            6,065           38,904           23,710
    Rent                                                             4,869               78           13,119            4,396
    Salaries and benefits                                           16,929           13,598           54,326           38,413
     Stock-based compensation                                            -            1,145                -            2,335
    Travel and promotion                                             1,933              139            4,634            3,525
                                                           ---------------  ---------------  ---------------  ---------------

                                                                   267,783          217,333          824,010          599,779
                                                           ---------------  ---------------  ---------------  ---------------

LOSS BEFORE OTHER ITEMS                                             (9,051)         (33,367)         (84,882)         (83,369)

OTHER ITEMS
    Gain on sale of property and equipment                             913                -              456                -
    Interest income                                                    103               39              200              111
                                                           ---------------  ---------------  ---------------  ---------------

LOSS FOR THE PERIOD                                        $        (8,035) $       (33,328) $       (84,226) $       (83,258)
==============================================================================================================================

BASIC AND DILUTED LOSS PER COMMON
    SHARE                                                  $        (0.00)  $        (0.00)  $        (0.01)  $        (0.00)
==============================================================================================================================

WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                                 14,838,000       12,990,000       14,587,437       12,730,000
==============================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)

===================================================================================================================================
                                        Common Stock
                               ---------------------------
                                                                                                          Accumulated
                                        Number                Additional  Subscriptions                         other
                                     of Shares      Amount       Paid-in       Received      Deficit    Comprehensive     Total
                                                                 Capital     in Advance                          Loss
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2004            13,523,000    $ 13,523    $3,030,701       $79,500     $(3,366,508)     $(41,953)    $(284,737)
Components of comprehensive
(loss)
    Loss for nine months ended            -              -             -           -            (84,226)         -          (84,226)
       December 31, 2004
     Foreign currency translation         -              -             -           -                 -        (23,859)      (23,859)
                                                                                                                          ----------
     Total comprehensive loss                                                                                              (108,085)
    Shares issued for consulting
       fees                             620,000         620        36,380          -                 -           -           37,000
    Shares issued for cash              795,000         795        78,705          -                 -           -           79,500
    Shares cancelled                   (100,000)       (100)       (9,900)         -                 -           -          (10,000)
    Subscriptions received in
       advance                              -                 -             -   (79,500)             -           -          (79,500)
                                   -------------------------------------------------------------------------------------------------

    BALANCE AT DECEMBER 31, 2004     14,838,000    $ 14,838    $3,135,886         $ -       $(3,450,734)     $(65,812)    $(365,822)
================================== ============== =========== ============= ============== ============= =============== ===========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================

                                                                                       Nine Months Ended   Nine Months Ended
                                                                                         December 31,         December 31,
                                                                                             2004                 2003
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                               $       (84,226)     $       (83,258)
    Items not affecting cash:
       Amortization                                                                            16,642               18,590
       Foreign exchange loss                                                                  (23,859)             (55,273)
       Gain on sale of property and equipment                                                    (456)                   -
       Consulting fees                                                                         27,000               12,500
           Stock-based compensation                                                                 -                2,335

    Changes in non-cash working capital items:
       Increase in accounts receivable                                                        (36,504)             (32,438)
       Increase in accounts payable and accrued liabilities                                    51,538                2,703
                                                                                      -------------------- -------------------

    Net cash provided by (used in) operating activities                                       (49,865)            (134,841)
                                                                                      -------------------- -------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                                     (11,778)              (3,192)
    Proceeds from sale of property and equipment                                                  456                 -
                                                                                      -------------------- -------------------

    Net cash provided by (used in) investing activities                                       (11,322)              (3,192)
                                                                                      -------------------- -------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                                79,500               50,000
    Subscriptions received in advance                                                         (79,500)                -
    Loans from related parties                                                                 73,255              121,844
                                                                                      -------------------- -------------------

    Net cash provided by financing activities                                                  73,255              171,844
                                                                                      -------------------- -------------------


CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                             12,068               33,811

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 44,524                1,820
                                                                                      -------------------- -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $        56,592      $        35,631
==============================================================================================================================

   SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 7)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004 (Expressed in United States Dollars)
(Unaudited)
================================================================================



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


2.       GOING CONCERN


         As at December 31, 2004, the Company has an accumulated deficit of $3,450,734 and a working capital deficiency of $430,773. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. Based upon changes made in the second quarter of fiscal year ended March 31, 2003, to reduce on going expenses, management is of the opinion that cash flow from operations will provide sufficient working capital to meet the Company's liabilities as they become due. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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


4.       CORRECTION OF AN ERROR

         Subsequent to the nine month period ended December 31, 2003, the Company noted an error and corrected it recognizing stock-based compensation expenses as incurred. The effect of the correction of the error on the consolidated financial statements for the three month period ended December 31, 2003 and for the nine month period ended December 31, 2003 is that $1,145 and $2,335 respectively, of stock-based compensation expense was recognized.

         The overall effect of the restatement on the consolidated financial statements for the year ended March 31, 2004 is that Additional Paid in Capital and Deficit were increased to $3,030,701 and $3,366,508 respectively to correct the error to expensing stock-based compensation expense of $18,583.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004 (Expressed in United States Dollars)
(Unaudited)
================================================================================


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



6.       STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activities:

=====================================================================================================================
                                                         Nine months ended                  Nine months ended
                                                         December 31, 2004                  December 31, 2003
                                                   -------------------------------    -------------------------------

                                                                         Weighted                           Weighted
                                                                          Average                            Average
                                                           Number        Exercise             Number        Exercise
                                                        of Shares           Price          of Shares           Price
---------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of the period                      540,000  $         0.37            530,000  $         0.43
    Granted                                                 -                -                50,000            0.10
    Forfeited                                            (365,000)           0.25           (130,000)           0.32
    Exercised                                                  -             -                    -             -
                                                   --------------                     --------------

Outstanding, end of the period                            175,000  $         0.63            450,000  $         0.42
=====================================================================================================================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004 (Expressed in United States Dollars)
(Unaudited)
================================================================================

6. STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of options outstanding at December 31, 2004:

=====================================================================================================================

                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    --------------- ---------------
                                                           Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
---------------------------------------------------------------------------------------------------------------------

$    0.20                                     50,000          0.69            0.20            50,000           0.20
     0.10                                     50,000          1.57            0.10            50,000           0.10
     0.10                                     25,000          1.76            0.10            25,000           0.10
     0.20                                     25,000          2.21            0.20            25,000           0.20
     3.50                                     25,000          5.16            3.50            25,000           3.50
=====================================================================================================================

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

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

=====================================================================================================================
                                                                           Nine months ended      Nine months ended
                                                                           December 31, 2004      December 31, 2003
--------------------------------------------------------------------------------------------------------------------

Risk-free interest rate                                                                -                      -
Expected life of the options                                                           -                      -
Expected volatility                                                                    -                      -
Expected dividend yield                                                                -                      -
=====================================================================================================================

7.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         The following non-cash transaction occurred during the nine months ended December 31, 2004:

a) The Company issued 520,000 shares of common stock at an agreed value of $27,000 for consulting services and committed to issue a further 150,000 shares of common stock on January 1, 2005 at an agreed upon value of $15,000 for further consulting services.

A.       SUBSEQUENT EVENTS

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

OPERATING EXPENSES. Our operating expenses were $824,010 for the nine month period ended December 31, 2004, compared to operating expenses of $599,779 for the nine months ended December 31, 2003. The increase in total operating expenses is due to the additional consultants, staff and outside services required for the increased workload.

Our conference calls expense was 51% and 35% of our total expenses in the quarters ended December 31, 2004 and 2003, respectively, and 53.4% and 41.2% of our revenues for the respective periods. These expenses relate to the conference call component of our services and can be expected to continue to constitute one of our largest single expenses. Fluctuations in these expenses as a percentage of our total expenses are primarily the result of the amount of conference call services we provide. Our consulting expenses include management, support staff and public relations consultants and decreased slightly during 2004. Of the consulting expenses of $210,451 for the nine months ended December 31, 2004, $60,880 was paid by an increase in the liability Due to related parties. Salaries and benefits increased during the quarter ended December 31, 2004 as compared with the quarter ended December 31, 2003 because of additional staff hired in early 2004 for the increased workload. Office and miscellaneous increased due to additional software and computer upgrades.

We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and Webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $84,226, or $0.01 per share, for the nine months ended December 31, 2004. Our net loss was $83,258, or $0.00 per share, for the nine months ended December 31, 2003.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

          With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding our plans and objectives for our future operations, including plans or objectives relating to our intentions to provide Webcasting and teleconferencing services, streaming media technology and Web-based tools to create, develop and offer financial news and information, and other content through the Internet and other dissemination services and products or services, our plans and objectives regarding revenues and expenses in future periods, our needs for capital expenditures, research and development, our ability to maintain our competitive position, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current or future levels of operating and other expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this Report include the assumptions made by management and management's expectations as to the future growth and business direction of the publication of corporate financial information over the Internet, e-commerce through the facilities of the Internet and the role of video and audio production, Internet news broadcasting and websites in the distribution of financial and securities market sensitive information. They also include our beliefs as to our ability to compete successfully and maintain our technological position relative to other providers of streaming media and Web-based communication services. They also include our beliefs as to the willingness of public reporting issuers of securities to use our services for Webcasting and teleconferencing and to broadcast corporate news and information on the Internet and for us to derive material revenues from providing this service. We cannot assure you that our assumptions and expectations in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet-based communication services for the dissemination of their news information, realizing material amounts of Webcasting or other revenues, achieving any commercial advantage relative to other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. If our assumptions are incorrect or our Webcasting or other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our business plan has evolved over time, and we expect that our plans will evolve further in the future. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 14. They are also described in our Annual Reports on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.


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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through December 31, 2004 are $2,407,153. Our total losses since inception through December 31, 2004 are $3,370,825. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.


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


ANTICIPATED LOSSES IN FUTURE PERIODS

         During the nine month periods ended December 31, 2004 and December 31, 2003, we incurred losses of $84,226 and $83,369, respectively, on revenues of $739,128 and $516,410, respectively. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

ITEM 3. CONTROLS AND PROCEDURES


       As of December 31, 2004, the Company's management, including Brian Kathler, the Company's President and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective.

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


                31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)

                31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

                32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

                32.2 Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

         (b) Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended December 31, 2004.



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