Form 10KSB
period 2005-03-31
VIAVID BROADCASTING INC
filed 2005-07-14
CIK 1079110

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

Mark One:
         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended March 31, 2005; or

         |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

                           COMMISSION FILE NO. 0-26535
                            VIAVID BROADCASTING, INC.
================================================================================
                 (Name of Small Business Issuer in its Charter)

     NEVADA                                                     98-0206168
================================================================================
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)

           11483 WELLINGTON CRESCENT, SURREY, BRITISH COLUMBIA V3R 9H1
================================================================================
          (Address of Principal Executive Offices)            (Zip Code)

                                  604-588-8146
================================================================================
                (Issuer's Telephone Number, Including Area Code)

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

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
|X| Yes   |_| No
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. |X|
         State Issuer's revenues for its most recent fiscal year: $1,023,281. The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 7, 2005, was $563,184 (Non-affiliates have been determined on the basis of holdings set forth in the information under Item 11 of this Annual Report on Form 10-KSB.)
         The number of shares outstanding of each of the Issuer's classes of common equity, as of June 21, 2005, was 14,988,000.

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

         We believe that as a result of recent changes in practices relating to the dissemination of corporate financial information and the increasing reliance on issuers' websites as a means for disseminating information to investors and market professionals, the demand for webcasting, teleconferencing and web page management services is on the rise. In marketing our services, we are currently targeting public reporting companies under rules of the U.S. Securities and Exchange Commission that reinforce the requirement that all public reporting companies make earnings and analyst conference calls, corporate media announcements and other information promptly available simultaneously to all investors, not just industry insiders. Other recent rule adoptions require or encourage, under certain circumstances, that reports and other information and documents appear on the issuer's website. Our services meet the communication needs of these corporate clients and as a consequence we have seen a marked increase in interest in our services. Webcasting and website disclosures have been singled out by the U.S. Securities and Exchange Commission as compliance solutions for those public companies affected by the new regulations.

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

         At March 31, 2005, webcasting, teleconferencing and transcription services, as well as I.R. Web Page Management Suites provided substantially all of our revenues.

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

         Web Page Management. Our I.R. Web Page Management Suite has been specifically designed to help public companies meet the ever increasing demands for disclosure of material developments on their website. These disclosures may be in response to Regulation F-D or other rules adopted by the U.S. Securities and Exchange Commission. The IR Page product is designed to integrate with a company's existing web site, maintaining the look and feel of the corporate site, while providing a powerful suite of tools for disclosure and investor communications. Our suite of web page management tools include:

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

OUR REVENUES

         We charge our teleconferencing customers a per-minute fee based on each phone participant's actual participation time in the conference. For the year ended March 31, 2005, approximately 51% of our revenues were derived from this source.

         A customer using our webcasting services is charged a flat fee for the addition of an audio/video webcast, in addition to the per participant per minute fee for teleconferencing services. For the year ended March 31, 2005, approximately 20% of our revenues were derived from this source.

          A customer is charged a flat fee for the use of the ViaVision service for a web conference or a recorded webcast. The ViaVision service adds to an audio/video webcast the ability of the presenter and his audience to interact through the telephone or a web browser. For the year ended March 31, 2005, approximately 5% of our revenues were derived from this source.

         A customer is charged a flat fee for the I.R. Web Page Management Suite. For the year ended March 31, 2005, approximately 4% of our revenues were derived from this source.

         Also, a customer is charged a flat fee for our transcription services. For the year ended March 31, 2005, approximately 20% of our revenues were derived from this source.

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

CUSTOMERS

         Since the inception of our offering webcasting services for corporate clients in early January 2001 through June, 2005, we have serviced more than,1,600 webcasts for more than 250 corporate clients, the majority of which have their securities traded on the New York Stock Exchange or the NASDAQ Stock Market.

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

STRATEGIC PARTNERS

         As opportunities arise, we intend to seek to explore possible strategic relationship opportunities that will expand our position within the webcasting and teleconferencing industry. We believe that such relationships can be used to enhance our service offerings, technology, infrastructure, and distribution channels. To date, we have not entered in any such relationships and there can be no assurance that we will be successful in entering into any strategic relationships.

TECHNOLOGY AND RESEARCH AND DEVELOPMENT


         Since our inception in 1999, we have expended approximately $1,000,000 for research and development and the enhancement of our telephony and webcasting capabilities. Our approach is to enhance existing services and develop future solutions that integrate traditional telephony with Internet communication technologies available from third parties that allows us to effectively improve upon our existing infrastructure, technologies, and proprietary systems to accommodate and remain current with changes within the teleconferencing and webcasting industries.

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

         We use telephony hardware that allows us to connect to outside teleconferencing providers. We currently purchase our teleconferencing services from five teleconferencing providers whose service we resell at a mark-up. All our reseller agreements are non-exclusive and are for periods of one year or longer. These agreements are terminable by either party on notice. We are not agents or brokers and we assume ownership risks once we purchase these teleconferencing minutes from the providers.

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


ITEM 2 - DESCRIPTION OF PROPERTY

         Our primary business activities are carried on at leased premises located at 11483 Wellington Crescent, Surrey, British Columbia V3R 9H1. These premises are comprised of approximately 1,500 square feet and are rented on a month-to-month basis at a rate of $1,953 per month. We believe they are adequate for our present activities.


ITEM 3 - LEGAL PROCEEDINGS:

         We are not currently a party to any material legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matter was submitted during the fourth quarter of the fiscal year ended March 31, 2004 to a vote of security holders.



                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES:

Our Common Stock has been quoted on the OTC Bulletin Board since January 4, 2000 under the symbol VVDB. The following table sets forth the high and low bid quotations on the OTC Bulletin Board for our Common Stock for the period January 1, 2002 through June 21, 2005.














                                                     BID
                               -------------------------------------------------

             CALENDAR QUARTER                    HIGH                   LOW

             2003:  First Quarter                $0.09                 $0.02

             2003:  Second Quarter               $0.09                 $0.03

             2003:  Third Quarter                $0.13                 $0.05

             2003:  Fourth Quarter              $0.285                 $0.05

             2004:  First Quarter                $0.28                 $0.135

             2004:  Second Quarter               $0.20                 $0.08

             2004:  Third Quarter                $0.15                 $0.06

             2004:  Fourth Quarter               $0.11                 $0.04

             2005:  First Quarter                $0.10                 $0.05

             2005: Second Quarter                $0.09                 $0.05

             (through June 21, 2005)
          ----------------------------------------------------------------------



         The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On July 7, 2005, the closing bid quotation for the Common Stock, as reported on the OTC Bulletin Board, was $0.072.

         As of July 7, 2005, we had approximately 44 shareholders of record.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

         During the fiscal year ended March 31, 2005, we have issued the following unregistered securities.

         1. During the year ended March 31, 2005, we issued an aggregate 670,000 shares to three persons for consulting services rendered. Each person represented his intention to acquire the securities for investment only and not with a view to distribution. Legends were affixed to the stock certificates. The securities were issued in reliance upon the exemption from the registration requirements of the Act afforded by Section 4(2). No underwriter was involved in the issuance of the securities.

         2. During the year ended March 31, 2005, we issued an aggregate of 795,000 shares to nine persons for an aggregate consideration of $79,500 in cash. Each person represented his intention to acquire the securities for investment only and not with a view to distribution. Legends were affixed to the stock certificates. The securities were issued in reliance upon the exemption from the registration requirements of the Act afforded by Regulation D and
              Section 4(2). No underwriter was involved in the issuance of the securities.

PURCHASES OF EQUITY SECURITIES

         No purchases of shares of our Common Stock were made by us or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2004.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

STATEMENT OF OPERATIONS

YEAR ENDED MARCH 31, 2004

SALES. Our revenues were $1,023,281for the year ended March 31, 2005 compared to revenues of $736,364 for the year ended March 31, 2004. Our revenues were achieved primarily from webcasting, teleconferencing, transcription services and I.R. Web Page Management Suites. The increase in our revenues is due to the increase in our client base and providing a greater volume of services.

EXPENSES. Our operating expenses were $1,110,633 for the year ended March 31, 2005, compared to operating expenses of $899,684 for the year ended March 31, 2004.

         Our conference calls expense increased to $477,596 for the year ended March 31, 2005 from $315,057 for the year ended March 31, 2004. Conference call expense reflects the issuance of 670,000 shares, valued at $39,000, to three persons in the year ended March 31, 2005 and the issuance of 600,000 shares, valued at $22,500, to two persons in the year ended March 31, 2004. This increase reflected the increase in the level of activities of this line of our business.

         Consulting fees and salaries and benefits totalled $366,191 for the year ended March 31, 2005, compared to $352,982 for the year ended March 31, 2004. Consulting fees and salaries and benefits increased by $13,209 because additional consultants were required for the increased workload.

         Our amortization expenses decreased from $25,199 in the year ended March 31, 2004 to $22,544 in the year ended March 31, 2005 because of the reduction in assets required for our new services and the lower asset base.

         Office and miscellaneous expenses increased from $145,678 in 2004 to $164,879 in 2005 because of the increase in teleconferencing activities attributable to the increase in our business activities.

         Professional fees during the year ended March 31, 2005 were $47,068 compared with $18,678 during the prior fiscal year. This increase was the result of the change of auditors in 2003 and the effect of the new auditor's billing cycle on our monthly expenses.

         Travel and promotion decreased from $7,864 in 2004 to $5,444 in 2005 because number of conferencing shows we have attended this year has decreased.

         Stock based compensation decreased to $-0- for the year ended March 31, 2005 from $18,583 for the prior year as there were no stock options issued for the year ended March 31, 2005.

         We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $(114,897) or $(0.01) per share for the year ended March 31, 2005. Fully diluted loss per share was the same. Our net loss was $(163,167) or $(0.01) per share for the year ended March 31, 2004. Our reduced net loss reflects our improved revenues and steps we have taken to reduce our expenses

YEAR ENDED MARCH 31, 2003

SALES. Our revenues were $736,364 for the year ended March 31, 2004 compared to revenues of $568,517 for the year ended March 31, 2003. Our revenues were achieved primarily from teleconferencing, webcasting, transcription and I.R. Web Page Management Suite services.

OPERATING EXPENSES. Our operating expenses were $899,684 for the year ended March 31, 2004, compared to operating expenses of $912,088 or the year ended March 31, 2003. The decrease in operating expenses was due to the reduction of stock based compensation expense.

         Our conference call expense increased slightly from $294,925 for the year ended March 31, 2003 to $315,057 for the year ended March 31, 2004. Conference call expense reflects the issuance of 600,000 shares, valued at $22,500, to two persons in the year ended March 31, 2004 and 200,000 shares, valued at $14,000, to one person in the year ended March 31, 2003. This increase reflected the increase in the level of activities of this line of our business.

         Consulting fees and salaries and benefits totalled $352,982 for the year ended March 31, 2004, compared to $301,297 for the year ended March 31, 2003. Consulting fees and salaries and benefits increased by $51,685 because additional consultants were required for the increased workload.

         Our amortization expenses decreased from $35,958 in the year ended March 31, 2003 to $25,199 in the year ended March 31, 2004 because of the reduction in assets required for our new services and the lower asset base.

         Office and miscellaneous expenses increased from $98,076 in 2003 to $145,678 in 2004 because of the increase in teleconferencing activities attributable to the increase in our business activities.

         Professional fees during the year ended March 31, 2004 were $18,678 compared with $49,132 during the year ended March 31, 2003. The decrease was due to the change of auditors and the effect of the new auditor's billing cycle on our monthly expenses.

         Travel and promotion increased from $2,468 in 2003 to $7,864 in 2004 because there was an increase in the number of conferencing shows we have attended in 2004.


NET LOSS. Our net loss was $163,167, or $(0.01) per share, for the year ended March 31, 2004. Our net loss was $343,470 or ($0.03) per share, for the year ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $52,995 as of March 31, 2005 compared to cash of $44,524 as of March 31, 2004.

         We plan on meeting our operating expenses during the year by focusing on generating revenues through the sales of corporate conference call services and the sales of webcasting products, I.R. Web Page services, transcription services and services related to broadcasts of conference calls, corporate presentations, annual general meetings and other related meetings. We may, if the opportunity arises, seek to raise additional capital from the possible sale of equity securities. There can be no assurance that any additional capital can be raised or, if equity securities are sold, the terms of any such transaction. While our intention is to fund our activities out of our revenues and not rely on raising additional capital for that purpose, there can be no assurance that we will be successful in that regard.

         Subject to the availability of sufficient funds, we currently intend to pursue the following business plan during the twelve months ended March 31, 2006:

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

          With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding our plans and objectives for our future operations, including plans or objectives relating to our intentions to provide webcasting and teleconferencing services, streaming media technology and Web-based tools to create, develop and offer financial news and information, and other content through the Internet and other dissemination services and products or services, our plans and objectives regarding revenues and expenses in future periods, our needs for capital expenditures, research and development, our ability to maintain our competitive position, our plans and objectives and needs to raise additional capital, the terms on which such capital can be raised, the period over which any capital available currently to us or raised in the future will be sufficient to meet our current or future levels of operating and other expenses, and our plans regarding the uses of that capital, as well as any other prospective financial information concerning us. Forward-looking statements made in this Report include the assumptions made by management and management's expectations as to the future growth and business direction of the publication of corporate financial information over the Internet, e-commerce through the facilities of the Internet and the role of video and audio production, Internet news broadcasting and websites in the distribution of financial and securities market sensitive information. They also include our beliefs as to our ability to compete successfully and maintain our technological position relative to other providers of streaming media and Web-based communication services. They also include our beliefs as to the willingness of public reporting issuers of securities to use our services for Webcasting and teleconferencing and to broadcast corporate news and information on the Internet and for us to derive material revenues from providing this service. We cannot assure you that our assumptions and expectations in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our user and customer base as we plan, attracting companies to use our Internet-based communication services for the dissemination of their news information, realizing material amounts of Webcasting or other revenues, achieving any commercial advantage relative to other financial news dissemination media companies or raising the additional capital required to support our operations or the terms and conditions on which such capital can be raised. Our ability to realize revenues and raise additional capital from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our webcasting or other growth plans or plans to realize revenues or raise additional capital fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your entire investment will be in jeopardy and may be lost. Our business plan has evolved over time, and we expect that our plans will evolve further in the future. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions and our inability to raise additional capital could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning on page 18. They are also described in our Annual Reports on Form 10KSB, Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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


                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through March 31, 2005 are $2,691,306. Our total losses since inception through March 31, 2005 are $3,462,822. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.



FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2005 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to obtain additional financing. At March 31, 2005, we had total current assets of $325,616 and total current liabilities of $746,001. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. We believe that with the increase in our revenues we will be able to support our operations out of our cash flow. However, there can be no assurance that these expectations will materialize. We expect to continue, as opportunities arise, to seek to raise additional capital through the sale of equity securities. We are unable to state whether we will be able to raise any additional capital from such sources or the terms on which it may be raised. The sale of our equity securities may dilute the interests of our existing stockholders.

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

ANTICIPATED LOSSES IN FUTURE PERIODS

         During the year ended March 31, 2005, we incurred a loss of $(114,897) on revenues of $1,023,281. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

         In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:

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

CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 36.9%, of our outstanding shares of Common Stock. As a result, such persons could elect all the members of our Board. Such persons could also control the outcome of those actions requiring the approval of the holders of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         During the two fiscal years ended December 31, 2004, our principal independent accountant did not resign and was not dismissed.

ITEM 8A - CONTROLS AND PROCEDURES

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


         On March 7, 2005, we filed a Current Report on Form 8-K wherein we reported that we would restate our previously reported financial results for the fiscal year ended March 31, 2004 and for each of the fiscal quarters ended September 30, 2003 and December 31, 2003. The restatement was to correct the way we accounted for the issuance during the fiscal year ended March 31, 2004 of options granted to three consultants and an employee to purchase an aggregate of 200,000 shares of common stock exercisable at prices ranging from $0.10 to $0.25 per share so as to conform the accounting relating to the grant of those options with Statement of Financial Accounting Standards No. 123. The restatement was the result of a normal periodic review of our financial reports by the staff of the Securities and Exchange Commission. We reflected such correction in our restated consolidated financial statements as of and for the fiscal quarters ended September 30, 2004, December 31, 2003, and the year ended March 31, 2004 and we amended our quarterly and annual reports filed with the Commission. We also amended our quarterly reports for the fiscal quarters ended June 30, 2004 and September 30, 2004 as a consequence of these restatements. Please refer to those amended financial statements for additional information.

         As a result of the restatement of our consolidated financial statements, we determined on March 7, 2005 that there was a significant deficiency in our internal control over financial reporting as of December 31 ,2003 related to the way we accounted for the issuance of options granted to the three consultants and an employee during the fiscal periods for which we restated our previously reported financial results. We determined that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we have corrected our presentation of our financial results, we believe that we corrected this significant deficiency.

ITEM 8B. - OTHER INFORMATION

         No information is required to be reported in response to this Item.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

         Our Directors and executive officers, their ages, and positions with us, as well as their employment background for the past five years are as follows:


NAME                           AGE             POSITION
----                           ---             --------

Brian Kathler                  42              President and Director
Paul Watkins                   41              Secretary, Treasurer and Director
Robert Gamon                   57              Director
Howard Bouch                   59              Director


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

DIRECTOR AND OFFICER SECURITIES REPORTS

         The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended March 31, 2005.

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer. A copy of our Code of Ethics was filed as an exhibit to our annual report for the fiscal year ended March 31, 2004

ITEM 10.  EXECUTIVE COMPENSATION:

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation paid or awarded to our President during the three fiscal years ended March 31, 2005 for all services rendered to us in that year. None of our executive officers received total annual salary and bonus exceeding $100,000 during the fiscal year ended March 31, 2005.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                          BONUS/ANNUAL     SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE      UNDERLYING      INCENTIVE        ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS         PAYOUTS        COMPENSATION
------------------------------ ---------- --------------- -------------- --------------- -------------- -------------------

Brian Kathler                                   $
                                 2003        $41,908           -0-            -0-            -0-               -0-
                                 2004        $59,259           -0-            -0-            -0-               -0-
                                 2005        $80,000           -0-            -0-            -0-               -0-


EMPLOYMENT AGREEMENTS

         During the year ended March 31, 2005, the services of Messrs. Kathler, Watkins and Gamon were provided pursuant to the terms of consulting agreements that expired on March 31, 2005 without being renewed.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

         The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of June 21, 2005 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

         NAME AND ADDRESS                                     PERCENT
         OF BENEFICIAL OWNER(1)        AMOUNT                 OF CLASS(2)
         ----------------------        ------                 -----------
         Brian Kathler (3)             1,635,000 shares       11%
         Director, President

         NAME AND ADDRESS                                          PERCENT
         OF BENEFICIAL OWNER(1)          AMOUNT                    OF CLASS(2)
         ----------------------          ------                    -----------

         Paul Watkins(4)                   817,500 shares           5.5%
         Secretary, Treasurer, and
         Director

         Robert Gamon (5)                1,780,000 shares           12%
         Director

         Howard Bouch                    2,116,000 shares           14.1%
         Grove House, 13 Low Seaton
         Workington, Cumbria
         England CA14 1PR

         Cheryl Watkins (6)                817,500 shares           5.5%

         All Officers and Directors      5,531,000shares            36.9%
         as a Group (4 persons)
--------------------------------------------------------------------------------
(1) Unless otherwise indicated, the address of such person is c/o of the Company.
(2) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at June 21, 2005. As of June 21, 2005, there were 14,988,000 shares of the Company's common stock issued and outstanding. In addition, there were 150,000 shares subject to options exercisable within 60 days of June 21, 2005.
(3) The 1,635,000 shares of common stock beneficially owned by Brian Kathler are registered in the name of Kathler Holdings Inc., a private company controlled by Mr. Kathler.
(4) Excludes 817,500 shares held by Mr. Watkins' wife as to which Mr. Watkins disclaims a beneficial interest. Paul Watkins and Cheryl Watkins are husband and wife.
(5) 1,635,000 shares of common stock are beneficially owned by Robert Gamon and are registered in the name of 549419 BC Ltd., a private company controlled by Mr. Gamon. Mr. Gamon also purchased an aggregate of 240,000 shares which he holds through 549419 BC Ltd.
(6) Excludes 817,500 shares held by Ms. Watkins' husband as to which Ms. Watkins disclaims a beneficial interest. Paul Watkins and Cheryl Watkins are husband and wife.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


         The Company has one equity compensation plan for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. See Note 9 to the Notes to Consolidated Financial Statements for further information on the material terms of these plans.

         The following table provides information as of March 31, 2005 with respect to compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

EQUITY COMPENSATION PLAN INFORMATION


                                        (A)                      (B)                    (C)
PLAN CATEGORY                  NUMBER OF SECURITIES      WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                               TO BE ISSUED UPON         EXERCISE PRICE OF      REMAINING AVAILABLE FOR
                               EXERCISE OF               OUTSTANDING            FUTURE ISSUANCE UNDER
                               OUTSTANDING OPTIONS,      OPTIONS, WARRANTS      EQUITY COMPENSATION
                               WARRANTS AND RIGHTS       AND RIGHTS             PLANS (EXCLUDING
                                                                                SECURITIES REFLECTED IN
                                                                                COLUMN (A))
------------------------------ ----------------------    -------------------    --------------------------

Equity compensation plans             150,000                  $0.72                    1,653,450
approved by security holders

Equity compensation plans
not approved by security
holders

Total                                 150,000                                           1,653,450



ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         Effective March 31, 2004, we entered into one-year consulting agreements with Kathler Holdings Inc. for the services of Brian Kathler, our President and a Director, Watkins Communications Inc. for the services of Mr. Paul Watkins, our Secretary/Treasurer and a Director, and Mr. Robert Gamon for his services as a Director. These agreements expired on March 31, 2005 without being renewed.

         As of March 31, 2005, we are indebted to Kathler Holdings Inc. in the amount of $162,645, Watkins Communications Inc. in the amount of $163,189 and to Robert Gamon in the amount of $163,310. The aggregate amount of these sums is shown in our consolidated balance sheet at March 31, 2005 as Due to related parties. These sums include amounts owing on account of services rendered by Messrs. Kathler, Watkins and Gamon under the terms of consulting agreements pursuant to which their services are rendered. These sums also include $54,125, principal and accrued interest owing to each such persons at the maturity on December 31, 2004 of the 3% convertible promissory notes issued in March 2002 and described in the following paragraph.

         In March 2002, we issued our 3% convertible promissory notes in the principal amount of $50,000 to each of Kathler Holdings, Inc., 595871 BC Ltd. and Watkins Communications Inc. The notes were issued in place of amounts owing to those persons for services rendered by Brian Kathler, Robert Gamon and Paul Watkins, respectively, during the period May 31, 2000 to February 28, 2002. The notes provided that interest was payable on the notes at 3% per annum (5% if past due) and was payable at maturity in cash or by issuance of shares of common stock based on their fair market value. The principal and accrued interest on the notes was convertible at any time into shares of our common stock. The notes became due and payable on December 31, 2004. At maturity of the notes on December 31, 2004, we agreed with the holders to cancel the notes and to treat the principal and interest accrued through December 31, 2004 as an unsecured general liability without interest or conversion rights. There is no interest accruing on this obligation at this time and there is no understanding or agreement as to repayment of this debt. The obligation has been included in amounts owing to related parties at year end.

         On June 11, 2003, we received a loan in the amount of $18,356 from Robert Gamon, a director of our company. We issued a Promissory Note to Mr. Gamon. Interest accrues and is payable on the outstanding principal at the rate of 6% per annum, payable monthly. The term of the Promissory Note is one year, expiring on June 11, 2004. The loan is not secured. During the current year, the Company has repaid to the Director in full, principal and interest in the amount of $5,191 and $56. As of March 31, 2005, the loan was paid out in full.

                                     PART IV

ITEM 13 - EXHIBITS:


        (A) EXHIBIT                                                  DESCRIPTION
 ---------------------------      ----------------------------------------------------------------------------------

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

            10.3                  Consulting  Contract  dated March 31, 2004 with Watkins  Communications  Inc. and
                                  Paul Watkins.**

            10.4                  Consulting Contract dated March 31, 2004 with Robert Gamon**
            10.5                  Promissory Note dated June 11, 2003 issued to Robert Gamon**

            14                    Code of Ethics**

            21.0                  Subsidiaries of Registrant:
                                  Name                                           State or Jurisdiction of Incorporation
                                  ----                                           --------------------------------------
                                  ViaVid Broadcasting Corp.                       British Columbia

            31.1                  Certification  of  President  and  Chief  Executive   Officer  Pursuant  to  Rule
                                  13a-14(a)***

            31.2                  Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)***

            32.1                  Certification  of President and Chief Executive  Officer Pursuant to Section 1350
                                  (furnished, not filed)***

            32.2                  Certification  of Chief Financial  Officer  Pursuant to Section 1350  (furnished, not filed)***

--------------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form 10-SB filed June 29, 1999 (File No. 0-26535).
** Filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.
*** Filed or furnished herewith

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES:

         The following sets forth fees we incurred for services provided by Telford, Sadovnick, P.L.L.C for accounting services rendered during the years ended March 31, 2005 and March 31, 2004 for audit rendered during those years:

                                      Audit Fees            Audit Related Fees       Tax Fees        All Other Fees
                              ------------------- ----------------------------- -------------- ---------------------

        2005                             $15,118               -                      -                 -
        2004                             $14,328               -                      -                 -


Our Board of Directors believes that the provision of the services during the years ended December 31, 2004 and December 31, 2003 is compatible with maintaining the independence of Telford, Sadovnick, P.L.L.C. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by Telford, Sadovnick, P.L.L.C. included under the caption Audit Fees include services rendered for the audit of our annual financial statements, the review of our quarterly financial reports, the issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission.

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

SIGNATURE                                   TITLE                                       DATE
---------                                   -----                                       ----

 /s/Brian Kathler                           President (Principal                        July 12, 2005
----------------------------                Executive Officer and Principal
Brian Kathler                               Financial and Accounting Officer
                                            and Director)


 /s/ Paul Watkins                           Director                                    July 12, 2005
----------------------------
Paul Watkins


 /s/ Robert Gamon                           Director                                    July 12, 2005
----------------------------
Robert Gamon



/s/ Howard Bouch                            Director                                    July 12, 2005
----------------------------
Howard Bouch


                            VIAVID BROADCASTING INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


                             MARCH 31, 2005 AND 2004

                                TABLE OF CONTENTS






                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                   3

Consolidated Balance Sheets                                               4

Consolidated Statements of Operations and Comprehensive Loss              5

Consolidated Statements of Stockholders' Equity (Deficiency)              6

Consolidated Statements of Cash Flows                                     7

Notes to the Consolidated Financial Statements                            8 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of ViaVid Broadcasting Inc.

We have audited the accompanying Consolidated Balance Sheets of ViaVid Broadcasting Inc. as of March 31, 2005 and 2004 and the related Consolidated Statements of Operations and Comprehensive Loss, Stockholders' Equity (Deficiency) and Cash Flows for each of the years then ended. These consolidated financial statements are the responsibility of ViaVid Broadcasting Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViaVid Broadcasting Inc., as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Bellingham, Washington
June 9, 2005

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

===========================================================================================================================

                                                                                                  March 31,       March 31,
                                                                                                       2005            2004
                                                                                           ---------------- ---------------

ASSETS

CURRENT
    Cash and cash equivalents                                                              $        52,995  $        44,524
    Short-term investments                                                                             197            2,473
    Accounts receivable                                                                            272,424          197,598
                                                                                           ---------------- ---------------

    Total current assets                                                                           325,616          244,595

PROPERTY AND EQUIPMENT                                                                              59,751           69,815
                                                                                           ---------------- ---------------

TOTAL ASSETS                                                                               $       385,367  $       314,410
                                                                                           ================ ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                               $       256,857  $       184,061
    Due to related parties                                                                         489,144          265,086
    Convertible promissory notes                                                                     -              150,000
                                                                                           ---------------- ---------------

    Total current liabilities                                                                      746,001          599,147
                                                                                           ---------------- ---------------

COMMITMENTS (NOTE 12)

STOCKHOLDERS' DEFICIENCY
    Capital stock
       Authorized
             25,000,000 common voting stock with a par value of
             $0.001 per share
       Issued
             14,988,000 common stock (13,523,000 at March 31, 2004)                                 14,988           13,523

    Additional paid-in capital                                                                   3,147,736        3,030,701
    Subscriptions received in advance                                                                -               79,500
    Deficit                                                                                     (3,452,965)      (3,366,508)
    Accumulated other comprehensive loss                                                           (70,393)         (41,953)
                                                                                           ---------------- ---------------

    Total stockholders' deficiency                                                                (360,634)        (284,737)
                                                                                           ---------------- ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                             $       385,367  $       314,410
                                                                                           ================ ===============







        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)

============================================================================================================================

                                                                                               Year Ended        Year Ended
                                                                                                March 31,          March 31,
                                                                                                     2005               2004
                                                                                          ---------------- -----------------



REVENUE
    Teleconferencing, webcasting and transcription income                                 $     1,023,281  $      736,364
                                                                                          ---------------  --------------


EXPENSES
    Amortization                                                                                   22,544          25,199
    Bad debts                                                                                       4,021           1,680
    Conference calls                                                                              477,597         315,057
    Consulting                                                                                    295,091         298,335
    Interest                                                                                        3,532           5,094
    Office and miscellaneous                                                                      164,879         145,678
    Professional fees                                                                              47,068          18,678
    Rent                                                                                           19,357           8,869
    Salaries and benefits                                                                          71,100          54,647
    Stock based compensation                                                                           -           18,583
    Travel and promotion                                                                            5,444           7,864
                                                                                          ---------------  --------------

                                                                                                1,110,633         899,684

LOSS BEFORE OTHER ITEMS                                                                           (87,352)       (163,320)
                                                                                          ---------------- ---------------

OTHER ITEMS
    Gain on sale of property and equipment                                                            462          -
    Interest income                                                                                   433             153
                                                                                          ---------------  --------------

                                                                                                      895             153
                                                                                          ---------------  --------------

NET LOSS                                                                                          (86,457)       (163,167)

OTHER COMPREHENSIVE LOSS                                                                          (28,440)        (27,822)
                                                                                          ---------------  --------------

COMPREHENSIVE LOSS                                                                        $      (114,897) $    (190,989)
                                                                                          ===============  =============

BASIC AND DILUTED LOSS PER COMMON  SHARE                                                  $         (0.01) $       (0.01)
                                                                                          ===============  =============

WEIGHTED AVERAGE NUMBER OF SHARES
    OF COMMON STOCK OUTSTANDING                                                                14,585,357     12,990,398
                                                                                          ===============  =============







        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

===================================================================================================================================

                                 Common Stock
                         -----------------------------
                                                                                                           Accumulated
                                                         Additional    Subscriptions                             Other
                                  Number                    Paid-in         Received                     Comprehensive
                               of Shares       Amount       Capital       In Advance      Deficit                 Loss      Total

BALANCE AT
MARCH 31, 2003             12,423,000     $12,423      $2,940,718      $     -        $(3,203,341)         $(14,131)      $(264,331)

Net loss                            -           -               -            -           (163,167)                -        (163,167)

Foreign currency
    translation                     -           -               -            -                  -           (27,822)        (27,822)
                                                                                                                                  -

Shares issued for
  - consulting                                                                                                               22,500
    fees                      600,000         600          21,900            -                  -                 -
  - cash                      500,000         500          49,500            -                  -                 -          50,000

Subscriptions
    received in
    advance                         -           -               -       79,500                  -                 -          79,500

Stock-based
    compensation                    -           -          18,583            -                  -                 -          18,583
                           ----------      ------       ---------       ------         ----------           -------        --------

BALANCE AT
MARCH 31, 2004             13,523,000      13,523       3,030,701       79,500         (3,366,508)          (41,953)       (284,737)

Net loss                            -           -               -            -            (86,457)                -         (86,457)

Foreign currency
    translation                     -           -               -            -                  -           (28,440)        (28,440)

Shares issued for
  - consulting
    fees                      670,000         670          38,330            -                  -                 -          39,000
  - cash                      795,000         795          78,705            -                  -                 -          79,500

Subscriptions
    received in
    advance                         -           -               -      (79,500)                 -                 -         (79,500)
                           ----------      ------       ---------       ------         ----------           -------        --------

BALANCE AT
MARCH 31, 2005             14,988,000     $14,988      $3,147,736      $     -        $(3,452,965)         $(70,393)      $(360,634)
                           ==========      ======       =========       ======         ==========           =======        ========






        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

=====================================================================================================================

                                                                                      Year Ended          Year Ended
                                                                                       March 31,           March 31,
                                                                                            2005                2004
                                                                              ------------------- -------------------



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                   $        (86,457)    $       (163,167)
    Items not affecting cash:
       Amortization                                                                      22,544               25,199
       Foreign currency translation                                                     (28,440)             (27,822)
       Stock-based compensation                                                               -               18,583
       Consulting fees                                                                   39,000               22,500
       Gain on sale of property and equipment                                              (462)                   -

    Changes in non-cash working capital items:
       Increase in accounts receivable                                                  (74,826)             (83,139)
       Decrease (increase) in short-term investments                                      2,276               (2,473)
       Increase in accounts payable and
         accrued liabilities                                                             72,796                7,704
                                                                               ----------------     ----------------

    Net cash (used in) operating activities                                             (53,569)            (202,615)
                                                                               ----------------     ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                               (13,261)              (9,725)
    Proceeds from sale of property and equipment                                          1,242                    -
                                                                               ----------------     ----------------

    Net cash (used in) investing activities                                             (12,019)              (9,725)
                                                                               ----------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                          79,500               50,000
    Subscriptions received in advance                                                   (79,500)              79,500
    Loans from related parties                                                           74,059              125,544
                                                                               ----------------     ----------------

    Net cash provided by financing activities                                            74,059              255,044
                                                                               ----------------     ----------------


CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR                                          8,471               42,704

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             44,524                1,820
                                                                               ----------------     ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $         52,995     $         44,524
                                                                               ================     ================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 11)


        The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(Expressed in United States Dollars)
================================================================================


1.       NATURE OF OPERATIONS

         ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. The Company is engaged in providing webcasting, teleconferencing and transcription services to corporate clients throughout North America.


2.       GOING CONCERN

         As at March 31, 2005, the Company has an accumulated deficit of $3,452,965 and a working capital deficiency of $420,385. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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

3.       CORRECTION OF AN ERROR

         Subsequent to the year ended March 31, 2004, the Company noted an error and accordingly, the management of the Company corrected the error to expensing stock-based compensation expenses as incurred. The effect of the correction of the error on the consolidated financial statements for the 2004 fiscal year is that $18,583 of stock-based compensation expenses were recognized. The overall effect of the restatement is as follows:

              ============================================= ====================

              Prior to correction of an error                         2004
              --------------------------------------------- --------------------

              Opening deficit                                $    3,203,341
              Net loss for the year                                 144,584
              --------------------------------------------- --------------------

              Closing deficit                                     3,347,925
              --------------------------------------------- --------------------

              Restated, due to correction of an error
              --------------------------------------------- --------------------

              Opening deficit                                     3,203,341
              Net loss for the year                                 163,167
              --------------------------------------------- --------------------

              Closing deficit                                     3,366,508
              --------------------------------------------- --------------------

              Change in closing deficit                              18,583
              --------------------------------------------- --------------------

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(Expressed in United States Dollars)
================================================================================

3.       CORRECTION OF AN ERROR (cont'd...)

         The overall effects of the restatement relating to the Additional Paid-in-Capital as at March 31, 2004 are as follows:

              =============================================== ==================

              Prior to change in an error                               2004
              ----------------------------------------------- ------------------

              Opening Additional Paid-in-Capital                 $  2,940,718
              Shares issued for:
                  Consulting fees                                      21,900
                  Cash                                                 49,500
              ----------------------------------------------- ------------------

              Closing Additional Paid-in-Capital                    3,012,118
              ----------------------------------------------- ------------------




              Restated, due to correction of an error                   2004
              ----------------------------------------------- ------------------

              Opening Additional Paid-in-Capital               $    2,940,718
              Shares issued for:
                  Consulting fees                                      21,900
                  Cash                                                 49,500
                  Stock-based compensation                             18,583
              ----------------------------------------------- ------------------

              Closing Additional Paid-in-Capital                    3,030,701
              ----------------------------------------------- ------------------

              Change in closing Additional Paid-in-Capital             18,583
              ----------------------------------------------- ------------------


4.       SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements have, in managements' opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

         ESTIMATES

         In preparing these consolidated financial statements in conformity with United States generally accepted accounting principles, management was required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Estimates are used for, but not limited to, the accounting for doubtful accounts, amortization, taxes and contingencies. Actual results in future periods could be different from these estimates made in the current year.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(Expressed in United States Dollars)
================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ViaVid Broadcasting Corp. All significant inter-company balances and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS

         Cash consists of cash on deposit with a high quality financial institution, and to date, the Company has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits.

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

         Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

         LOSS PER SHARE

         Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares. The weighted average number of shares outstanding at March 31, 2005, 14,585,357 (2004 - 12,990,398) do not include the Nil (2004 - Nil) warrants outstanding and the 150,000 (2004 - 540,000) stock options as their effect would be anti-dilutive.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(Expressed in United States Dollars)
================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

         ADVERTISING

         Advertising costs are expensed as incurred.

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation for all stock options granted in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalent, accounts receivable, short-term investments, accounts payable and accrued liabilities, due to related parties and convertible promissory notes. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

         REVENUE RECOGNITION

         The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statement", SAB No. 104, "Revenue Recognition", and other authoritative accounting literature. Revenue is derived from the following sources: Teleconferencing, Webcasting, ViaVision, IR Page and Transcription Services. The recognition of gross revenue is in accordance with criteria established in Emerging Issues Task Force Issue (EITF) No. 99-19.

         For teleconferencing customers, the Company charges a per-minute fee based on each phone participant's actual participation time on the conference.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(Expressed in United States Dollars)
================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         REVENUE RECOGNITION (cont'd...)

         For webcasting services, the Company charges a flat fee for the addition of an audio/video webcast, in addition to the per participant per minute fee for teleconferencing services.

         For ViaVision services, the Company charges a flat fee for a web conference or a recorded webcast. The ViaVision service adds to an audio/video webcast the ability of the presenter and his audience to interact through the telephone or a web browser.

         For I.R. Web Page Management services, the Company charges a flat fee on a quarterly basis.

         For transcription services, the Company charges a flat rate fee based on the turnaround time.

         Revenue is recognized once the audio conference, webcast, transcription or presentation has been completed and collection of the amounts is reasonably assured.

         FOREIGN CURRENCY TRANSLATION

         The accounts of the Company and its foreign subsidiary are expressed in United States dollars, its functional currency. The consolidated financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Current monetary assets and liabilities denominated in foreign currencies are translated at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective translation dates. Translation gains and losses relating to monetary items and revenue and expenses denominated in foreign currencies are included in the Statement of Operations.

         OPERATING SEGMENTS

         The Company conducts and reports its operations as a single operating segment, which primarily consists of broadcast and web income to clients and in one geographic region: the United States and Canada. Management reviews the operating and financial results on a consolidated basis.

         COMPREHENSIVE INCOME

         The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner services.

         RECENT ACCOUNTING PRONOUNCEMENTS

     a) On March 31, 2004, the EITF issued EITF 04-3, "Mining Assets' Impairment and Business Combinations" which evaluated certain issues related to values in mining properties beyond proven and probable reserves ("VBPP") and the effects of anticipated fluctuations in the future market price of minerals. The EITF reached a consensus that fair value of mining properties generally include both VBPP and the effects of anticipated fluctuations in the future market price of minerals and that entities should generally include both in determining the fair value allocated to mining assets in a purchase price allocation and in the cash flow analysis (both discounted and

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
Expressed in United States Dollars)
================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         RECENT ACCOUNTING PRONOUNCEMENTS (cont'd...)

         undiscounted) used for determining whether a mining asset should be impaired. The consensus is effective for reporting periods beginning after March 31, 2004, with early adoption permitted. The Company has adopted EITF 04-3. The adoption of EITF No. 04-3 did not have any impact on its financial position or results of operations or cash flows.

     b) In November 2004, FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, "to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company has determined that the adoption of SFAS 151 does not have an impact on its financial position or results of operations or cash flows.

     c) In December 2004, FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has determined that the adoption of SFAS 153 does not have an impact on its financial position or results of operations or cash flows.

     d) In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its financial position or results of operations or cash flows.

     e) The Emerging Issues Task Force ("EITF") has evaluated certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Issues" that included whether mineral interest conveyed by leases represent tangible or intangible assets and the amortization of such assets. On March 31, 2004, the EITF reached a consensus and issued EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF 04-2"), that mineral interest conveyed by leases should be considered tangible assets. On April 30, 2004, the Financial Accounting Standards Board ("FASB") issued amended SFAS 141 and SFAS 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company has adopted EITF No. 04-2.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(Expressed in United States Dollars)
================================================================================

4.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         RECENT ACCOUNTING PRONOUNCEMENTS (cont'd...)

         Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying consolidated financial statements.

         COMPARATIVE FIGURES

         Certain comparative figures have been reclassified in order to comply with the presentation adopted in the current year.


5.       PROPERTY AND EQUIPMENT

        ============================================================================================================

                                                                                       Accumulated        Net Book
                                                                            Cost      Amortization           Value
                                                                   -------------   ---------------   -------------

        MARCH 31, 2005
            Computer equipment                                     $      197,789  $      152,424    $       45,365
            Office furniture                                               17,011          11,892             5,119
            Telephone and video equipment                                  41,940          32,673             9,267
                                                                   --------------  --------------    --------------

                                                                   $      256,740  $      196,989    $       59,751
                                                                   ==============  ==============    ===============

        MARCH 31, 2004
            Computer equipment                                     $      184,528  $      133,494    $       51,034
            Office furniture                                               17,011          10,255             6,756
            Telephone and video equipment                                  42,722          30,697            12,025
                                                                   --------------  --------------    --------------

                                                                   $      244,261  $      174,446    $       69,815
                                                                   ==============  ==============    ===============


6.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

     a) Paid or accrued consulting fees in the amount of $281,556 (2004 - $266,075) to three directors of the Company.

     b) During the year ended March 31, 2004, the Company received a loan in the amount of $18,539 from a director. The Company issued a Promissory Note to the Director. Interest accrued and was payable on the outstanding principal at the rate of 6% per annum, payable monthly. The term of the Promissory Note was one year, expiring on June 11, 2004. During the year ended March 31, 2005, the Company repaid to the Director in full, including all principal and interest in the amount of $5,191 and $56 (2004 - $13,348 and $583 respectively).

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(Expressed in United States Dollars)
================================================================================

6.       RELATED PARTY TRANSACTIONS (cont'd...)

         c) During the fiscal year ended March 31, 2002, the Company issued three 3% convertible promissory notes of $50,000 each for a total debt of $150,000 to related parties (Note 7). During the year ended March 31, 2005, the Company accrued interest payable in the amount of $3,375 (2004 - $4,500). At maturity on December 31, 2004, the convertible promissory notes were surrendered to the Company for cancellation and the noteholders remain general unsecured creditors of the Company and the obligation has no maturity date and bears no interest.

         The amounts charged to the Company for the services provided have been determined by negotiation among the parties, and in certain cases, are covered by signed agreements. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

         Amounts due to related parties are unsecured and are non-interest bearing; therefore the fair value of the amounts owed to the related parties are not determinable.


7.       CONVERTIBLE PROMISSORY NOTES

        ============================================================================================================

                                                                                         March 31,         March 31,
                                                                                              2005              2004
                                                                                  ---------------- -----------------

        On March 11, 2002, the Company issued three convertible promissory notes maturing on December 31, 2004, to related parties at $50,000 each bearing interest at 3% per annum, payable quarterly. Interest is payable at the option of the holder, in either cash or shares of common stock, based upon the amount of interest owing and the fair market value of the shares on the interest payment date. The outstanding principal on the promissory notes is convertible at any time into common stock of the
        Company at the lesser of $0.50 per share and 80% of the fair market value of the common shares, but not less than $0.05 per share. The intrinsic value of the beneficial conversion feature of $37,500 was charged to interest expense in the 2002 fiscal year. The convertible promissory notes were surrendered to the Company for cancellation and the noteholders remain general unsecured creditors of the Company.
                                                                                  $           -    $       150,000

        Current portion                                                                       -            150,000
                                                                                  -------------    ---------------

        Long-term                                                                 $           -    $             -
                                                                                  =============    ===============

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(Expressed in United States Dollars)
================================================================================

8.       CAPITAL STOCK

         WARRANTS

        ============================================================================================================

                                                                                         March 31,         March 31,
                                                                                              2005              2004
                                                                                 ----------------- -----------------

        Balance, beginning of the year                                                       -           1,112,000

        Expired during the year                                                              -          (1,112,000)
                                                                                 ---------------   ---------------

        Balance, end of the year                                                             -                   -
                                                                                 ===============   ===============

9.       INCOME TAXES

     a)  Income tax provision

         A reconciliation of the income tax benefit (provisions) with amounts determined by applying the statutory rate of 34% (2004 - 34%) to income before income taxes. The difference results from the following items:

         ===================================================================================================

                                                                                    2005               2004
                                                                         ---------------- ------------------

         Net loss for the year                                                $ (86,457)       $  (163,167)
                                                                         ---------------- ------------------

         Computed expected (benefit of) income taxes                            (29,395)           (55,477)
         Foreign tax rate differential                                          (10,956)             8,845
         Increase in valuation allowance                                         40,351             46,632
                                                                         --------------   ----------------

         Income tax recovery                                             $             -  $              -
                                                                         ===============  ================


     b)  Future income taxes

         The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities by applying the statutory tax rates of 34% (2004 - 34%) are as follows:

         ===================================================================================================

                                                                                    2005               2004
                                                                         ---------------- ------------------

         Deferred income tax assets                                        $  1,004,091   $        963,740
         Total income tax operating loss carry forward                       (1,004,091)          (963,740)
                                                                         --------------   ----------------

         Valuation allowance                                             $            -   $              -
                                                                         ==============   ================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(Expressed in United States Dollars)
================================================================================

9.       INCOME TAXES (cont'd...)


     c) The Company has incurred operating losses and approximately $576,861 in the United States and $2,330,669 in Canada, which if unutilized, will expire through to 2025 and 2015 respectively. Future tax benefits, which may arise as a result of these losses have not been recognized in these consolidated financial statements and have been offset by a valuation allowance. The follow table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:


         ======================================================================================================

                                   US Income Tax Operating               Canadian Income Tax Operating
                                   Loss Carry Forward                    Loss Carry Forward
                                   ------------------------------------- --------------------------------------

                  Year             Amount            Expiration Date     Amount                Expiration Date
                  ---------------- ----------------- ------------------- ----------------- --------------------

                  1999              $       155,344                2019    $      384,852                 2006
                  2000                           24                2020           321,773                 2007
                  2001                       16,602                2021           791,754                 2008
                  2002                      222,442                2022           466,224                 2009
                  2003                      120,043                2023           208,274                 2010
                  2004                       33,503                2024            97,281                 2011
                  2005                       28,903                2025            60,511                 2015
                                    ---------------                        --------------

                                    $       576,861                        $    2,330,669
                                    ===============                        ===============


10.      STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activities:

         ================================================================================================================

                                                                        March 31, 2005               March 31, 2004
                                                                        --------------               --------------

                                                                                     Weighted                    Weighted
                                                                                      Average                     Average
                                                                          Number     Exercise         Number     Exercise
                                                                       of Shares        Price      of Shares        Price
                                                                  --------------- ------------ -------------- ------------

               Outstanding, beginning of the year                       540,000   $      0.37       530,000   $      0.43
                   Granted                                                    -             -       200,000          0.19
                   Forfeited                                           (390,000)         0.24      (190,000)         0.35
                                                                  -------------   -----------  ------------   -----------

               Outstanding, end of the year                             150,000   $      0.72       540,000   $      0.37
                                                                  =============   ===========  ============   ===========


         The weighted average fair value of options granted to employees, non-employees and consultants during the year was approximately $Nil (2004 - $0.19) per option.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(Expressed in United States Dollars)
================================================================================

10.      STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of options outstanding at March 31, 2005:

         ======================================================================================================

                                                                                                      Remaining
         Exercise                                             Number of                             Contractual
         Price                                                   Shares                            Life (Years)
         ----------------------------------------     -----------------              --------------------------

         $   0.20                                               50,000                                0.44
             0.10                                               25,000                                1.33
             0.10                                               25,000                                1.52
             0.20                                               25,000                                1.96
             3.50                                               25,000                                4.92
                                                      ----------------

                                                               150,000
                                                      ================

         COMPENSATION

         During the year ended March 31, 2005, the Company granted NIL (2004 - 200,000) stock options to consultants and employees and accordingly, the stock-based compensation recognized using the Black Scholes Option Pricing Model was $NIL (2004 - $18,583). Compensation costs for consultant and employees are recognized on the basis of fair value pursuant to the Statement of Financial Accounting Standards No. 123.

         The fair value of each option granted is estimated using the Black Scholes Option Pricing Model. The assumptions used in calculating fair value were as follows:

         ============================================================================================================

                                                                                 March 31                   March 31
                                                                                     2005                      2004
                                                                      -------------------        -------------------

   Risk-free interest rate                                                            -                     2.422%
   Expected life of the options                                                       -                    3 years
   Expected volatility                                                                -                      73.5%
   Expected dividend yield                                                            -                          -
                                                                      ===================        ====================



11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         ================================================================================================================

                                                                                       March 31, 2005     March 31, 2004
                                                                                     ================= ==================

         Cash received from interest                                                 $           433   $           153
                                                                                     ================= ==================

         Cash paid for interest                                                      $         3,532   $         5,094
                                                                                     ================= ==================

         Cash paid for income taxes                                                  $            -    $            -
                                                                                     ================= ==================

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(Expressed in United States Dollars)
================================================================================

11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont'd)

         The following non-cash, investing and financing transactions occurred during the year ended March 31, 2005:

         The Company issued 670,000 shares of common stock at an agreed value of $39,000 for consulting services.

         The following non-cash, investing and financing transactions occurred during the year ended March 31, 2004:

         The Company issued 600,000 shares of common stock at an agreed value of $22,500 for consulting services.


12.      COMMITMENTS

         The Company has no significant commitments with any parties respecting executive compensation, consulting agreements or other matters. Rental of Company premises is on a month-to-month basis.


13.      SUBSEQUENT EVENTS

     a.  Consulting Agreement

              Subsequent to the year ended, the Company entered into an agreement with The Technology Communications Group, Inc. ("TTC") in which TTC will undertake a comprehensive communications program on behalf of the Company to include investor relations and media communication services as well as introduction to potential investors, merger and acquisition partners, buyout partners, strategic alliance partners and/or media partners to the Company in return for compensation as follows:

              i) Compensation for Services.

              The Company agrees to retain TTC as investor relations and corporate communication consultants for a period of at least six months. The Company agrees to pay TTC a monthly fee of $2,500 for those services.

              ii) Compensation for Initial Investment

              The Company agrees to pay TTC 1% of the fair market value of invested and/or loaned monies to the Company from investors ("Investor") introduced by TTC to the Company.

              iii) Other Investments

              For a period of three years after the Company's receipt of any initial and/or loan by Investor, should the Investor invest additionally in the Company, the Company agrees to pay TTC a fee of 1/2% of the gross fair market value of the additional investment.