Form 10QSB
period 2005-06-30
VIAVID BROADCASTING INC
filed 2005-08-16
CIK 1079110

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2005

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                        -------------   ---------------

         Commission File Number 0-26535

                            VIAVID BROADCASTING, INC.

        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                                      98-020-6168
---------------------------                                 -----------
(State or other jurisdiction of                             (IRS Employer
incorporation)                                              Identification No.)

11483 WELLINGTON CRESCENT, SURREY
BRITISH COLUMBIA                                            V3R 9H1
--------------------------------------                      -------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code              604-588-8146
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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding as of
                           Class                             August 8, 2005
                           ------------------------          ---------------
                           Common Stock                      14,988,000 shares

                                TABLE OF CONTENTS


ITEM                                                                    PAGE NO.

                                     PART I

Item 1.  Financial Statements                                           3 - 11

Item 2.  Management's Discussion and Analysis of Financial             12 - 23
  Condition and Results of Operations

Item 3.  Controls and Procedures                                            23


                                     PART II

Item 6.  Exhibits                                                       23 - 28

                          PART 1 FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended June 30, 2005 are included with this Form 10-QSB. The unaudited financial statements for the three months ended June 30, 2005, include:

(a) Consolidated Balance Sheets as of June 30, 2005 ("unaudited") and March 31, 2005 ("audited");

(b) Consolidated Statements of Operations and Comprehensive Loss - Three months ended June 30, 2005 and three months ended June 30, 2004;

(c) Consolidated Statement of Stockholders' Equity (Deficiency) for the period ending June 30, 2005;

(d) Consolidated Statements of Cash Flows - Three months ended June 30, 2005 and three months ended June 30, 2004;

(e)      Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

                            VIAVID BROADCASTING INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                  JUNE 30, 2005

VIAVID BROADCASTING INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(unaudited)

========================================================================================= ================= =================
                                                                                            Three Months       Year Ended
                                                                                           Ended June 30,      March 31,
                                                                                                2005              2005
----------------------------------------------------------------------------------------- ----------------- -----------------


ASSETS

CURRENT
    Cash and cash equivalents                                                             $        24,493   $        52,995
    Short-term investments                                                                            197               197
    Accounts receivable                                                                           294,667           272,424
                                                                                          ----------------- -----------------

    Total current assets                                                                          319,357           325,616

PROPERTY AND EQUIPMENT                                                                             61,742            59,751
                                                                                          ----------------- -----------------

TOTAL ASSETS                                                                              $       381,099   $       385,367
========================================================================================= ================= =================



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                                              $       287,324   $       256,857
    Due to related parties                                                                        463,065           489,144
                                                                                          ----------------- -----------------

    Total current liabilities                                                                     750,389           746,001
                                                                                          ----------------- -----------------

COMMITMENTS (NOTE 7)

STOCKHOLDERS' DEFICIENCY
    Capital stock
       Authorized
             25,000,000 common voting stock with a par value
                of $0.001 per share
       Issued
             14,988,000 common stock (14,988,000 at March 31, 2005)                                14,988            14,988

    Additional paid-in capital                                                                  3,147,736         3,147,736
    Deficit                                                                                    (3,467,403)       (3,452,965)
    Accumulated other comprehensive loss                                                          (64,611)          (70,393)
                                                                                          ----------------- -----------------

    Total stockholders' deficiency                                                               (369,290)         (360,634)
                                                                                          ----------------- -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                            $       381,099   $       385,367
========================================================================================= ================= =================


The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

======================================================================================= ==================== ====================
                                                                                        Three Months Ended   Three Months Ended
                                                                                             June 30,           June 30, 2004
                                                                                               2005
--------------------------------------------------------------------------------------- -------------------- --------------------


REVENUE
    Teleconferencing, webcasting and transcription income                               $          318,176     $     223,415
                                                                                        -------------------- --------------------

EXPENSES
    Amortization                                                                                     5,094             5,244
    Conference calls                                                                               143,064           111,568
    Consulting                                                                                      82,361            68,257
    Interest                                                                                             -             1,180
    Office and miscellaneous                                                                        63,379            40,376
    Professional fees                                                                               13,419            15,221
    Rent                                                                                             8,440             3,678
    Salaries and benefits                                                                           15,791            19,410
    Travel and promotion                                                                             1,284               104
                                                                                        -------------------- --------------------

                                                                                                   332,832           265,038
                                                                                        -------------------- --------------------


LOSS BEFORE OTHER ITEMS                                                                            (14,656)          (41,623)
                                                                                        -------------------- --------------------

OTHER ITEMS
    Loss on sale of property and equipment                                                              -               (448)
    Interest income                                                                                    218                32
                                                                                        -------------------- --------------------

NET LOSS                                                                                           (14,438)    $     (42,039)

OTHER COMPREHENSIVE INCOME                                                                           5,782            11,441
                                                                                        -------------------- --------------------

COMPREHENSIVE LOSS                                                                      $           (8,656)    $      (30,598)
======================================================================================= ==================== ====================

BASIC AND DILUTED LOSS PER COMMON  SHARE                                                $            (0.00)    $       (0.00)
======================================================================================= ==================== ====================

WEIGHTED AVERAGE NUMBER OF SHARES
    OF COMMON STOCK OUTSTANDING                                                                 14,988,000        14,207,065
======================================================================================= ==================== ====================

The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)

================= ================================ =============== ============== =============== ============= ===================

                          Common Stock
                  --------------------------------
                                                                                                        Accumulated
                                                       Additional    Subscriptions                            Other
                              Number of                   Paid-in      Received in                     Comprehensive
                                 Shares  Amount           Capital          Advance        Deficit               Loss        Total
----------------------- ---------------- ---------- -------------- ---------------- -------------- ----------------- -------------
BALANCE AT
MARCH 31, 2004               13,523,000    $13,523     $3,030,701         $ 79,500   $(3,366,508)       $  (41,953)   $ (284,737)

Net loss                              -          -              -                -       (86,457)                 -      (86,457)

Foreign currency
  translation                         -          -              -                -              -          (28,440)      (28,440)

Shares issued for
  - consulting fees             670,000        670         38,330                -              -                 -        39,000
  - cash                        795,000        795         78,705                -              -                 -        79,500

Subscriptions
  received in
  advance                             -          -              -         (79,500)              -                 -      (79,500)
                        ---------------- ---------- -------------- ---------------- -------------- ----------------- -------------

BALANCE AT MARCH 31,
2005                         14,988,000     14,988      3,147,736                -    (3,452,965)          (70,393)     (360,634)

Net loss                              -          -              -                -       (14,438)                 -      (14,438)

Foreign currency
  translation                         -          -              -                -             -             5,782         5,782
                        ---------------- ---------- -------------- ---------------- -------------- ----------------- -------------

BALANCE AT JUNE 30,
2005                         14,988,000    $14,988     $3,147,736          $     -   $(3,467,403)        $ (64,611)   $ (369,290)
======================= ================ ========== ============== ================ ============== ================= =============


The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

===================================================================================== ================== ===================

                                                                                      Three Months Ended  Three Months Ended
                                                                                           June 30,           June 30,
                                                                                             2005               2004
------------------------------------------------------------------------------------- ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                          $       (14,438)   $       (42,039)
    Items not affecting cash:
       Amortization                                                                             5,094              5,244
       Foreign exchange loss                                                                    5,782             11,441
       Loss on sale of property and equipment                                                       -                448

    Changes in non-cash working capital items:
       (Increase) decrease in accounts receivable                                             (22,243)             6,233
       Increase (decrease) in accounts payable and accrued liabilities                         30,467            (14,711)
                                                                                      ------------------ -------------------

    Net cash provided by (used in) operating activities                                         4,662            (33,384)
                                                                                      ------------------ -------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                                      (7,085)            (4,279)
    Proceeds from sale of property and equipment                                                    -                288
                                                                                      ------------------ -------------------

    Net cash (used in) investing activities                                                    (7,085)            (3,991)
                                                                                      ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shares issued                                                                     -             81,500
    Subscriptions received in advance                                                               -            (79,500)
    Repayment of loans from related parties                                                   (26,079)            11,130
                                                                                      ------------------ -------------------
    Net cash provided by financing activities                                                 (26,079)            13,130
                                                                                      ------------------ -------------------

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                            (28,502)           (24,245)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 52,995             44,524
                                                                                      ------------------ -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $        24,493    $        20,279
===================================================================================== ================== ===================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Expressed in United States Dollars)
(Unaudited)
================================================================================



1.       NATURE OF OPERATIONS

         ViaVid Broadcasting Inc., a Nevada corporation, was incorporated on January 20, 1999. The Company is engaged in providing webcasting, teleconferencing and transcription services to corporate clients throughout North America.


2.       GOING CONCERN

         As at June 30, 2005, the Company has an accumulated deficit of $3,467,403 and a working capital deficiency of $431,032. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of common stock.

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

3.       BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). However, they do not include all the information and disclosures required by United States GAAP for financial statements. They have been prepared on the same accounting policies and methods of applications as the latest annual consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. The information contained in the interim financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended March 31, 2005.

4.       CORRECTION OF AN ERROR

         Subsequent to the period ended June 30, 2004, the Company noted an error and corrected it recognizing stock-based compensation expenses as incurred. The overall effect of the restatement on the consolidated financial statements for the year ended March 31, 2004 is that Additional Paid-in Capital and Deficit were increased to $3,030,701 and $3,366,508 respectively, to correct the error to expensing stock-based compensation expenses of $18,583.

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Expressed in United States Dollars)
(Unaudited)
================================================================================



5.       RELATED PARTY TRANSACTIONS

         The Company entered into the following transactions with related parties:

         a)       Paid or accrued consulting fees in the amount of $72,344 (2004
                  - $66,201) to three directors of the Company.

         b) During the fiscal year ended March 31, 2002, the Company issued three 3% convertible promissory notes of $50,000 each for a total debt of $150,000 to related parties. During the year ended March 31, 2005, the Company accrued interest payable in the amount of $3,375 (2004 - $4,500). At maturity on December 31, 2004, the convertible promissory notes were surrendered to the Company for cancellation and the note holders remain general unsecured creditors of the Company and the obligation has no maturity date and bears no interest.

         The amounts charged to the Company for the services provided have been determined by negotiation among the parties, and in certain cases, are covered by signed agreements. These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

         Amounts due to related parties are unsecured and are non-interest bearing; therefore the fair value of the amounts owed to the related parties are not determinable.

6.       STOCK-BASED COMPENSATION EXPENSE

         Following is a summary of the stock option activities:

================================================== =============================== ===============================
                                                         Three months ended              Three months ended
                                                           June 30, 2005                   June 30, 2004
                                                   ------------------------------- -------------------------------
                                                                         Weighted                        Weighted
                                                                          Average                         Average
                                                           Number        Exercise          Number        Exercise
                                                        of Shares           Price       of Shares           Price
-------------------------------------------------- --------------- --------------- --------------- ---------------

Outstanding, beginning of the period                      150,000  $         0.72         540,000  $         0.37
    Granted                                                                    -               -               -
                                                               -
    Forfeited                                                                  -                             0.22
                                                               -                         (250,000)
    Exercised                                                                  -                               -
                                                               -                               -
                                                   ---------------                 ---------------

Outstanding, end of the period                            150,000  $         0.72         290,000  $         0.50
================================================== =============== =============== =============== ===============

VIAVID BROADCASTING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Expressed in United States Dollars)
(Unaudited)
================================================================================

6. STOCK-BASED COMPENSATION EXPENSE (cont'd...)

         Following is a summary of the status of options outstanding at June 30, 2005:

====================================== ===========================================  ===============================

                                                  Outstanding Options                    Exercisable Options
                                       -------------------------------------------  -------------------------------
                                                           Weighted
                                                            Average      Weighted                         Weighted
                                                          Remaining       Average                          Average
                                                        Contractual      Exercise                         Exercise
Exercise Price                                Number           Life         Price           Number           Price
-------------------------------------- -------------- -------------- -------------  --------------- ---------------

$    0.20                                     50,000          0.19            0.20          50,000           0.20
     0.10                                     25,000          1.08            0.10          25,000           0.10
     0.10                                     25,000          1.27            0.10          25,000           0.10
     0.20                                     25,000          1.71            0.20          25,000           0.20
     3.50                                     25,000          4.67            3.50          25,000           3.50
====================================== ============== ============== =============  =============== ===============


         COMPENSATION

         During the period ended June 30, 2005, the Company granted NIL (2004 -
         NIL) stock options to consultants and employees and accordingly, the stock-based compensation recognized using the Black Scholes Option Pricing Model was $NIL (2004 - $NIL).


7.       COMMITMENTS

         The Company has no significant commitments with any parties respecting executive compensation, consulting agreements or other matters. Rental of Company premises is on a month-to-month basis.


8.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         There were no non-cash, investing and financing transactions during the quarters ended June 30, 2005 and 2004.

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

RESULTS OF OPERATIONS

REVENUES. Our revenues were $318,176 for the three month period ended June 30, 2005, compared to revenues of $223,415 for the three month period ended June 30, 2004. Our revenues for the year ended March 31, 2005 were $1,023,281. Our revenues were achieved primarily from Webcasting, teleconferencing, transcription and I.R. Web Page Management services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services.

OPERATING EXPENSES. Our operating expenses were $332,832 for the three month period ended June 30, 2005, compared to operating expenses of $265,038 for the three months ended June 30, 2004. The increase in total operating expenses is due to the additional consultants, staff and outside services required for the increased workload.

Amortization expense decreased slightly from $5,244 for the quarter ended June 30, 2004 to $5,094 for the quarter ended June 30, 2005 due to a decrease in assets to amortize.

Our conference calls expense was $143,064 or 43 % compared to $111,568 or 42% of our total expenses in the quarters ended June 30, 2005 and 2004, respectively, and 45% and 50% of our revenues for the respective periods. These expenses relate to the conference call component of our services and can be expected to continue to constitute one of our largest single expenses. Fluctuations in these expenses as a percentage of our total expenses are primarily the result of the amount of conference call services we provide. Our conference call expense includes our sales and transcription consultants.

Consulting expense increased from $68,257 for the quarter ended June 30, 2004 to $82,361 for the quarter ended June 30, 2005 due to an increase in management and public relation fees.

Interest expense was $NIL for the quarter ended June 30, 2005 compared to $1,180 for the quarter ended June 30, 2004 due to the cancellation of the interest-bearing convertible promissory notes held by three Directors of the Company.

Office and miscellaneous expense increased from $40,376 for the quarter ended June 30, 2004 to $63,379 for the quarter ended June 30, 2005 due to additional software and computer upgrades.

Professional fees decreased slightly from $15,221 for the quarter ended June 30, 2004 to $13,419 for the quarter ended June 30, 2005 due to a decrease of professional services required.

Rent increased from $3,678 for the quarter ended June 30, 2004 to $8,440 for the quarter ended June 30, 2005 due to additional rental space required.

Salaries and benefits decreased from $19,410 for the quarter ended June 30, 2004 to $15,791 for the quarter ended June 30, 2005 due to the release of a part-time salaried employee.

We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and Webcasts which we provide to our customers increases.

NET LOSS. Our net loss was $14,438, or $0.00 per share, for the three months ended June 30, 2005. Our net loss was $42,039, or $0.00 per share, for the three months ended June 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005, we had current assets of $319,357, substantially all of which was accounts receivable. We had cash of $24,493. As of that date, we had current liabilities of $750,389, including accounts payable and accrued liabilities of $287,324. During the second quarter of the fiscal year ended March 31, 2003, we restructured our operations to reduce and eliminate certain expenses. While we believe our restructuring of our expenses will enable us to meet these current liabilities out of our cash flow from operations, there can be no assurance that we will be successful in this regard. To the extent that this restructuring of our expenses is not sufficient to enable us to meet our current expenses and current liabilities, our ability to pursue our business plan will be adversely affected.

         Our liabilities due to related parties were $463,065 as of June 30, 2005 and had decreased from $489,144 as of March 31, 2005. The decrease was due to Management receiving $26,079 of monies owed.

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

Subject to the availability of sufficient funds, we currently intend to pursue the following business plan during the 12 months following June 30, 2005.

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

                        RISKS APPLICABLE TO OUR BUSINESS

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ALSO HAVE A HISTORY OF NET LOSSES

         We have had an extremely limited operating history. Our business was established in January 1999 and we began operations on the Internet in February 1999. Our total revenues since inception through June 30, 2005 are $3,009,482. Our total losses since inception through June 30, 2005 are $3,379,377. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time and therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot assure you that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of March 31, 2005 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to obtain additional financing. At June 30, 2005 we had current assets of $319,357 and current liabilities of $750,389, including accounts payable of $287,324.

         We believe that with the increase in our revenues we are able to support our operations out of our cash flow. However, there can be no assurance that these conditions will continue. We expect to continue, as opportunities arise, to seek to raise additional capital through the sale of equity securities. We are unable to state whether we will be able to raise any additional capital from such sources or the terms on which it may be raised. The sale of our equity securities may dilute the interests of our existing stockholders.

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

AMOUNTS OWING TO OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

         Our current liabilities include $463,065 due to related parties, including our President, Brian Kathler, $153,960, our Secretary/Treasurer, Paul Watkins, $154,493 and a Director, Robert Gamon, $154,612, who are also principal stockholders of our company, arising out of deferred compensation. These sums also include $54,125, principal and accrued interest owed to each such persons at the maturity on December 31, 2004 of our 3% convertible promissory notes that were cancelled at maturity. These liabilities are an unsecured general liability of our company without interest or conversion rights or agreed date at which the liability is to be repaid. There is no interest accruing on this obligation at this time and there is no understanding or agreement as to repayment of this debt. Our liabilities due to related parties as of June 30, 2005 decreased from March 31, 2005 by $26,079 due to management being repaid a portion of the monies owed. As a consequence of the open nature of these liabilities to our officers and Directors and the timing when these liabilities are paid in part or fully, such persons may have interests that are different from the interests of our company and our other stockholders.


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


ANTICIPATED LOSSES IN FUTURE PERIODS

         During the three month periods ended June 30, 2005 and June 30, 2004, we incurred losses of $8,656 and $30,598, respectively, on revenues of $318,176 and $223,415, respectively. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

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

         While our revenues have been increasing, increases in our operating expenses may result in us realizing continuing losses for the foreseeable future.

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


CONTROL BY PRINCIPAL STOCKHOLDERS AND POTENTIAL CONFLICTS OF INTEREST

         Our officers and Directors own approximately 42% of our outstanding shares of Common Stock. As a result, such persons can be expected to be able to elect all the members of our Board and vote to adopt other proposals requiring the favourable vote of a majority of the shares voted at a meeting of stockholders. Such persons could also control the outcome of those actions requiring the approval of the holders of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

Date:    August 13, 2005                  By:
                                               /s/ Brian Kathler
                                               --------------------------
                                               President
                                               (Principal Executive Officer and
                                               Principal Accounting Officer)