Form 10QSB
period 2005-09-30
VIAVID BROADCASTING INC
filed 2005-11-14
CIK 1079110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2005

TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ______________

Commission file number 000-26535
______________________________

VIAVID BROADCASTING, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-020-6168
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

11483 Wellington Crescent, Surrey, British Columbia V3R 9H1
(Address of principal executive offices)

(604) 588-8146
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Number of Shares Outstanding at October 24, 2005

Common Stock, $0.001 par value	14,988,000

Transitional Small Business Disclosure Format (check one):	Yes	No

VIAVID BROADCASTING, INC.
FORM 10-QSB

VIAVID BROADCASTING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(unaudited)

	September 30,	March 31,
	2005	2005

ASSETS

Current
Cash and cash equivalents	$29,020	$52,995
Short-term investments	197	197
Accounts receivable	317,483	272,424

Total current assets	346,700	325,616

Property and equipment	61,010	59,751

Total assets	$407,710	$385,367

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$352,010	$256,857
Due to related parties	452,125	489,144

Total current liabilities	804,135	746,001

Stockholders’ deficiency
Capital stock
Authorized
25,000,000 common voting stock with a par value of $0.001 per share
Issued and outstanding
14,988,000 common stock (14,988,000 at September 30, 2005	14,988	14,988
and March 31, 2005)

Additional paid-in capital	3,147,736	3,147,736
Deficit	(3,474,384)	(3,452,965)
Accumulated other comprehensive loss	(84,765)	(70,393)

Total stockholders’ deficiency	(396,425)	(360,634)

Total liabilities and stockholders’ deficiency	$407,710	$385,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIAVID BROADCASTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

REVENUE
Broadcast and web income	$330,774	$256,981	$648,950	$480,396

EXPENSES
Amortization	5,352	5,594	10,446	10,838
Conference calls	135,634	103,748	278,698	215,316
Consulting	86,346	90,669	168,707	158,926
Interest	-	1,127	-	2,307
Office and miscellaneous	60,910	46,929	124,289	87,305
Professional fees	22,727	17,966	36,146	33,187
Rent	8,735	4,572	17,175	8,250
Salaries and benefits	17,759	17,987	33,550	37,397
Travel and promotion	548	2,597	1,832	2,701

	338,011	291,189	670,843	556,227

Loss before other items	(7,237)	(34,208)	(21,893)	(75,831)

OTHER ITEMS
Loss on sale of property and equipment	-	(9)	-	(457)
Interest income	256	65	474	97

Net loss	(6,981)	(34,152)	(21,419)	(76,191)

Other comprehensive income (loss)	8,590	(5,057)	14,372	6,384

Comprehensive income (loss)	$1,609	$(39,209)	$(7,047)	$(69,807)

Basic and diluted income (loss)
per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares of common stock outstanding	14,988,000	14,446,696	14,988,000	14,395,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIAVID BROADCASTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Subscriptions Received in Advance	Deficit	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2004	13,523,000	$13,523	$3,030,701	$79,500	$(3,366,508)	$(41,953)	$(284,737)

Net loss	-	-	-	-	(86,457)	-	(86,457)

Foreign currency translation	-	-	-	-	-	(28,440)	(28,440)

Shares issued for
- consulting fees	670,000	670	38,330	-	-	-	39,000
- cash	795,000	795	78,705	-	-	-	79,500

Subscriptions received in advance	-	-	-	(79,500)	-	-	(79,500)
Balance at March 31, 2005	14,988,000	14,988	3,147,736	-	(3,452,965)	(70,393)	(360,634)

Net loss	-	-	-	-	(21,419)	-	(21,419)

Foreign currency translation	-	-	-	-	-	(14,372)	14,372

Balance at September 30, 2005	14,988,000	$ 14,988	$ 3,147,736	$ -	$ (3,474,384)	$ (84,765)	$ (396,425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIAVID BROADCASTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(21,419)	$(76,191)
Items not affecting cash:
Amortization	10,446	10,838
Foreign exchange gain (loss)	(14,372)	(6,384)
Loss on sale of property and equipment	-	457
Consulting fees	-	25,000

Changes in non-cash working capital items:
(Increase) in accounts receivable	(45,059)	(1,068)
Increase (Decrease) in accounts payable and accrued liabilities	95,153	(9,102)

Net cash provided by (used in) operating activities	24,749	(56,450)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(11,705)	(10,981)
Proceeds from sale of property and equipment	-	293

Net cash provided by (used in) investing activities	(11,705)	(10,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	-	81,500
Subscriptions received in advance	-	(79,500)
Loans from related parties	(37,019)	45,393

Net cash provided by financing activities	(37,019)	47,393

Change in cash and cash equivalents for the period	(23,975)	(19,745)

Cash and cash equivalents, beginning of period	52,995	44,524

Cash and cash equivalents, end of period	$29,020	$24,779

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIAVID BROADCASTING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Expressed in United States Dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). However, they do not include all the information and disclosures required by United States GAAP for financial statements. They have been prepared on the same accounting policies and methods of applications as the latest annual consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. The information contained in the interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto for the year ended March 31, 2005.

2.	NATURE OF OPERATIONS

ViaVid Broadcasting Inc. (the “Company”), a Nevada corporation, was incorporated on January 20, 1999. ViaVid Broadcasting Corp. (“VBC”), a wholly-owned Canadian subsidiary operating in Vancouver, British Columbia, Canada, was incorporated under the laws of British Columbia on July 26, 1994. The Company is engaged in providing webcasting, teleconferencing and transcription services to corporate clients throughout the World.

3.	GOING CONCERN

As at September 30, 2005, the Company has an accumulated deficit of $3,474,384 and a working capital deficiency of $457,435. The Company’s ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of its common stock.

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

Subsequent to the period ended June 30, 2004, the Company noted an error and corrected it by recognizing stock-based compensation expenses as incurred. The overall effect of the restatement on the consolidated financial statements for the year ended March 31, 2004 is that Additional Paid-in Capital and Deficit were increased to $3,030,701 and $3,366,508 respectively, to correct the error to expensing stock-based compensation expenses of $18,583.

VIAVID BROADCASTING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Expressed in United States Dollars)
(Unaudited)

5.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

Paid or accrued consulting fees as follows:

	a)	$147,215 (2004 - $135,003) to three directors of the Company.

b)
During the fiscal year ended March 31, 2002, the Company issued three 3% convertible promissory notes of $50,000 each for a total debt of $150,000 to related parties. During the year ended March 31, 2005, the Company accrued interest on these notes payable in the amount of $3,375 (2004 - $4,500). At maturity on December 31, 2004, the convertible promissory notes were surrendered to the Company for cancellation and the note holders remain general unsecured creditors of the Company and the obligation has no maturity date and bears no interest.

The amounts charged to the Company for the services provided by the related parties have been determined by negotiation among the related parties and the Company, but are not in every case memorialized in signed agreements. These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties and the Company.

Amounts due to related parties are unsecured and are non-interest bearing; therefore the fair value of the amounts owed to the related parties are not determinable.

6.	STOCK-BASED COMPENSATION EXPENSE

Following is a summary of stock option activities:

	Six months ended		Six months ended
	September 30, 2005		September 30, 2004

	Number	Weighted	Number	Weighted
	of Shares	Average	of Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price

Outstanding, beginning of the period	150,000	$0.72	540,000	$0.43
Granted	-	-	-	-
Forfeited	(50,000)	0.20	(265,000)	0.23
Exercised	-	-	-	-

Outstanding, end of the period	100,000	$0.98	275,000	$0.51

VIAVID BROADCASTING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Expressed in United States Dollars)
(Unaudited)

Following is a summary of the status of options outstanding at September 30, 2005:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price

$ 0.10	25,000	0.82	0.10	25,000	0.10
0.10	25,000	1.01	0.10	25,000	0.10
0.20	25,000	1.46	0.20	25,000	0.20
3.50	25,000	4.41	3.50	25,000	3.50

Compensation

During the six month period ended September 30, 2005, the Company granted NIL (2004 – NIL) stock options to consultants and employees and accordingly, the stock-based compensation recognized using the Black Scholes Option Pricing Model was $NIL (2004 - $NIL).

7.	COMMITMENTS

The Company has no significant commitments with any parties respecting executive compensation, consulting agreements or other matters. Rental of Company premises is on a month-to-month basis.

8.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no non-cash, investing and financing transactions during the six months ended September 30, 2005.

The following non-cash, investing and financing transactions occurred during the six months ended September 30, 2004:

	a)	The Company issued 620,000 shares of common stock at an agreed value of $37,000 for consulting services.

	b)	The Company received back into treasury 100,000 shares issued to a consultant in February 2004.

Item 2.          Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 and as described from time to time in our reports filed with the Securities and Exchange Commission, or SEC, including this Quarterly Report on Form 10-QSB.

Forward-looking statements include, but are not limited to, statements with respect to the following:

  our plans and objectives for our future operations, including plans or objectives relating to our intentions to provide webcasting and teleconferencing services, streaming media technology and web-based tools to create, develop and offer financial news and information, and other content through the internet and otherwise;
  our plans and objectives regarding revenues and expenses in future periods;
  our need for capital expenditures, research and development;
  our ability to maintain our competitive position;
  our anticipated capital expenditures, funding requirements and contractual obligations, including our ability to access sufficient debt or equity capital to meet operating and financing needs;
  the assumptions made by management and management’s expectations as to the future growth and business direction of (i) the publication of corporate financial information over the internet, (ii) e- commerce through the facilities of the internet and (iii) the role of video and audio production, internet news broadcasting and websites in the distribution of financial and securities market sensitive information;
  our ability to compete successfully and maintain our technological position relative to other providers of streaming media and web-based communication services; and
  our beliefs as to the willingness of public company issuers of securities to use our services for webcasting and teleconferencing and to broadcast corporate news and information on the internet and for us to derive material revenues from providing this service.

Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including those factors described in the section entitled “Certain Factors That May Affect Our Business and Future Results” in this report. Other factors besides those described in our periodic reports could also affect results. You should carefully consider the factors in this Item 2 entitled “Certain Factors That May Affect Our Business and Future Results” in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this quarterly report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the SEC after the date of this report.

Business Overview

Our primary business is to provide webcasting, teleconferencing and transcription services to corporate clients throughout the World. These services utilize systems that integrate traditional telephony technology with powerful streaming media technology and web-based tools. From a simple conference call to a dynamic online presentation, our clients are able to choose the solution that best meets their unique communication needs. A key component of our business model, resulting from the ready availability of in-house expertise, infrastructure, and equipment, is the ability to offer our clients cost-effective, yet scaleable, means of communication that can be customized to meet individual customer needs. We currently provide our services primarily as a means whereby our clients can communicate up-to-date corporate information, such as current financial information, to a mass audience, including market professionals, institutions, analysts, shareholders, and other key stakeholders. In addition, we market our services and solutions to resellers of conferencing and communications services as well as a variety of associations and other entities seeking to broadly disseminate current information through a webcast or teleconference.

Our clients are charged on a per line, per minute basis for conference calls. For webcasting products and I.R. Management services, our clients are charged a flat rate fee and transcription rates are on a per minute or per page basis.

Results Of Operations

Revenues. During the three month and six month periods ended September 30, 2005, our revenues were $330,774 and $648,950 respectively. During the three month and six month periods ended September 30, 2004, our revenues were $256,981 and $480,396.

Our revenues were achieved primarily from webcasting, teleconferencing, transcription and investor relations (I.R.) web page management services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services.

Operating Expenses. During the three month and six month periods ended September 30, 2005, our operating expenses were $338,011 and $670,843 respectively. During the three month and six month periods ended September 30, 2004, our operating expenses were $291,189 and $556,227 respectively.

The increase in total operating expenses is due to the additional consultants, staff and outside services required for the increased services we provided in the three month and six month periods ended September 30, 2005.

Amortization Expense. During the three month and six month periods ended September 30, 2005, amortization expense was $5,352 and $10,446 respectively. During the three month and six month periods ended September 30, 2004, amortization expense was $5,594 and $10,838 respectively.

The slight decrease in amortization expenses is due to a decrease in the amount of assets purchased.

Conference Calls Expense. During the three month and six month periods ended September 30, 2005, our conference calls expense was $135,634 and $278,698 respectively. During the three month and six month periods ended September 30, 2004, our conference calls expense was $103,748 and $215,316 respectively.

Our conference calls expense for the three month and six month periods ended September 30, 2005, was 40% and 42% respectively of our total expenses. Our conference calls expense for the three month and six month periods ended September 30, 2004 was 36% and 39% respectively of our total expenses. These expenses relate to the conference call component of our services and can be expected to continue to constitute one of our largest single expenses. Fluctuations in these expenses as a percentage of our total expenses are primarily the result of the amount of conference call services we provide. Our conference calls expense includes, among other things, payments to our sales and transcription consultants.

Consulting Expense. During the three month and six month periods ended September 30, 2005, consulting expense was $86,346 and $168,707 respectively. During the three month and six month periods ended September 30, 2004, consulting expense was $90,669 and $158,926 respectively.

The increase in consulting expense for the six month period ended September 30, 2005, was due to an increase in management and public relation fees.

Interest Expense. During the three month and six month periods ended September 30, 2005, interest expense was $0. During the three and six month periods ended September 30, 2004, interest expense was $1,127 and $2,307 respectively.

The decrease in interest expense for the three and six month periods ended September 30, 2005 was due to the cancellation of the interest-bearing convertible promissory notes held by three directors of the Company.

Office and Miscellaneous Expense. During the three month and six month periods ended September 30, 2005, office and miscellaneous expense was $60,910 and $124,289 respectively. During the three month and six month periods ended September 30, 2004, office and miscellaneous expense was $46,929 and $87,305 respectively.

The increase in office and miscellaneous expense for the three and six month periods ended September 30, 2005 was due to additional software and computer upgrades.

Professional Fees Expense. During the three month and six month period ended September 30, 2005, professional fees expense was $22,727 and $36,146 respectively. During the three month and six month period ended September 30, 2004, professional fees expense was $17,966 and $33,187 respectively.

The increase in professional fees expense for the three and six month periods ended September 30, 2005 is due to an increase of professional services required.

Rent Expense. During the three month and six month periods ended September 30, 2005, rent expense was $8,735 and $17,175 respectively. During the three month and six month periods ended September 30, 2004, rent expense was $4,572 and $8,250 respectively.

The increase in rent expense for the three and six month periods ended September 30, 2005 was due to additional rental space required.

Salaries and Benefits Expense. During the three month and six month periods ended September 30, 2005, salaries and benefits expense was $17,759 and $33,550 respectively. During the three month and six month periods ended September 30, 2004, salaries and benefits expense was $17,987 and $37,397 respectively. The slight decrease in salaries and benefits expense for the six month period ended September 30, 2005 was due to the release of a part-time salaried employee.

Travel and Promotion Expense. During the three month and six month periods ended September 30, 2005, travel and promotion expense was $548 and $1,832 respectively. During the three month and six month periods ended September 30, 2004, travel and promotion expense was $2,597 and $2,701 respectively.

Travel and promotion expense decreased slightly for the three and six month periods ended September 30, 2005 due to less travel and promotion required.

We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and webcasts which we provide to our customers increases.

Net Loss. During the three month and six month periods ended September 30, 2005, our net loss was $6,981 and $21,419 respectively. During the three month and six month period ended September 30, 2004, our net loss was $34,208 and $75,831, respectively.

Net loss decreased for the three and six month periods ended September 30, 2005 due to additional revenue received.

Liquidity and Capital Resources

At September 30, 2005, we had current assets of $346,700, substantially all of which was accounts receivable. We had cash of $29,020. As of that date, we had current liabilities of $804,135, including accounts payable and accrued liabilities totalling $352,010.

Our liabilities due to related parties were $452,125 as of September 30, 2005 and had decreased from $489,144 as of March 31, 2005. The decrease was due to repayment in the amount of $37,019 by us of loans made by management to us.

We plan on meeting our operating expenses during the year by focusing on generating revenues through the sales of corporate conference call services and the sales of webcasting products, I.R. Web Page services, transcription services and services related to broadcasts of conference calls, corporate presentations, annual meetings and other related meetings. We may seek to raise additional capital to meet these operating expenses through the sale of equity securities. However, there can be no assurance that additional capital will be available on terms favorable to the Company, or on any terms. While our intention is to fund our activities out of our revenues and not rely on raising additional capital for that purpose, there can be no assurance that we will be successful in that regard.

Subject to the availability of sufficient funds, we currently intend to pursue the following business objectives during the six months following September 30, 2005:

  Continue to develop a customer base of companies to use our services for teleconferencing and webcasting of corporate information, as well as customers requiring I.R. Pages and transcription services;
  Market our teleconferencing services to public companies in connection with earnings releases, analyst conference calls, corporate media announcements and other disclosure or public relations events; and
  Subject to the availability of additional capital, purchase additional equipment to expand our teleconferencing service and webcasting capabilities.

Our actual expenditures and business plan may differ from this stated business plan.

We are currently receiving revenues from our teleconferencing, webcasting, transcription and I.R. web Page Management Suite services. We believe our revenue from these sources will increase if we are successful in increasing our customer base.

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

  Maintenance of our current level of revenues and rate of growth in revenues;
  Increased use of our services will lead to increased operating expenses and require additional capital expenditures on new computer equipment, software and technology;
  Our operating expenses will continue to increase as we expand the technical capabilities of our software and services; and
  Our operating expenses will increase as we market our services to potential customers and complete teleconferencing and webcasting services for our customers.

Certain Factors That May Affect Our Business And Future Results

You should carefully consider the risks described below, together with all other information included in this Quarterly Report on Form 10-QSB, in evaluating our company. If any of the following risks actually occur, our financial condition or operating results could be harmed. In such case, investors may lose part or all of their investment.

We Have a Limited Operating History and Also Have a History of Net Losses

We have had a limited operating history. Our business was established in January 1999 and we began operations on the internet in February 1999. Our total revenues since inception through September 30, 2005 are $3,340,256. Our total losses since inception through September 30, 2005 are $3,377,768. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time; therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot guarantee that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

Because Competition in the Webcasting Services Market Is Intense, We May Be Unable to Compete Successfully

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
  a competitor could be acquired by or enter into a strategic relationship with a party that has greater resources and experience than we do, thereby increasing the ability of the competitor to compete with our services; or
  a competitor could acquire or partner with one of our key suppliers.

Possible Inability to Implement Our Business Strategy

Our business strategy includes increasing our revenues from the teleconferencing, webcasting, transcription and I.R. Web Page industry. To achieve our business objective, we believe we must:

  Sell our services to a wide range of business customers, using both direct and indirect sales channels to drive revenue growth;

  Create a positive online experience for our customers and their target audience, thereby encouraging participants to virally promote our services within the corporate and online communities;
  Promote our services as day-to-day business communication tools used for teleconference meetings, real-time corporate demonstrations, and interactive training sessions, among other corporate communications needs;
  Continue to develop proprietary software and hardware enhancements that integrate traditional telephony solutions with the most current internet technologies and thereby maintain our competitive position;
  Expand our telephony, internet, and supporting hardware infrastructure in anticipation of the development of future services and enhancements and expand our storage capacity in anticipation of increased customer demand; and
  Explore possible strategic relationship opportunities that will expand our position within the webcasting teleconferencing, transcription and I.R. Web Page Management industry that will enhance our service offerings, technology, infrastructure, and distribution channels.

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

  the pricing of similar services by others; and
  our ability to develop and retain a skilled sales force.

As a result of the evolving nature of webcasting and the use of the internet as a communication medium and our limited operating history, we cannot accurately forecast our revenue. Current and future expense levels are based principally on anticipated future revenues and, as we increase the scope of our activities, these expenses, to a large extent, will increase and become fixed. Accordingly, we may be unable to adjust spending to compensate for shortfalls in our anticipated revenues. If our revenues do not materialize as anticipated, this could have an immediate material adverse effect on our business, financial condition and results of operations, which could lead to an investor’s loss of his investment in our company.

Anticipated Losses in Future Periods

During the six month periods ended September 30, 2005 and September 30, 2004, we incurred losses of $7,047 and $69,807, respectively, on revenues of $648,950 and $480,396, respectively. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

  Increased use of our services will require additional capital expenditures on new computer equipment, software and technology;
  Expansion of the technical capabilities of our products and services to meet competition; and
  Solicitation of potential customers.

While our revenues have been increasing, increases in our operating expenses may result in our realizing continuing losses for the foreseeable future.

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

Our performance is substantially dependent on the continued services and performance of our senior management, including Brian Kathler, President and Director, Paul Watkins, Secretary/Treasurer and Director and Robert Gamon, Director. We do not have long-term employment agreements with any of our key personnel and maintain no “key person” life insurance policies.

Our Business Will Suffer if Our Systems Fail or Become Unavailable

A reduction in the performance, reliability or availability of our systems would harm our ability to distribute our services to our customers, as well as our reputation. These disruptions could be due to service or network outages, periodic system upgrades, and internal system failure. To the present, we have not experienced any material service disruptions. Because our revenue depends largely on the numbers of calls and users and the amount of minutes consumed by users, our business will suffer if we experience frequent or extended system interruptions.

We maintain our primary data facility and hosting servers at our headquarters in Vancouver, British Columbia, Canada. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation, and negatively affect our revenue and our ability to achieve or sustain profitability

Future Capital Needs; Uncertainty of Additional Financing

The report of our independent auditors on their audit of our financial statements as of March 31, 2005 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to obtain additional financing. At September 30, 2005 we had current assets of $346,700 and current liabilities of $804,135, including accounts payable of $352,010.

We believe that with the increase in our revenues we are able to support our operations out of our cash flow. However, there can be no assurance that these conditions will continue. We expect to continue, as opportunities arise, to seek to raise additional capital through the sale of equity securities. We are unable to state whether we will be able to raise any additional capital from such sources or the terms on which it may be raised. If we sell additional equity securities, our existing stockholders’ interests may be diluted.

In addition, there can be no assurance that we will be able to accurately predict our revenue, particularly in light of the unproven and evolving manner in which we derive our revenue, the intense competition in our industry, and our limited operating history. We may be unable to adjust our spending in a timely manner to compensate for disappointing results of our marketing efforts and efforts to develop revenue, any unexpected revenue shortfall or other un-anticipated technological or other changes in the internet industry. Our failure to accurately make such predictions or adjustments in our spending would have a material adverse effect on our business, results of operations and financial condition.

Amounts Owing to Officers, Directors and Principal Stockholders

Our current liabilities include $452,125 due to related parties, including $150,292 owed to our President, Brian Kathler, $150,854 owed to our Secretary/Treasurer, Paul Watkins, and $150,979 owed to a director, Robert Gamon, each of whom is also a principal stockholder of our company. These liabilities arise principally from deferred compensation. These sums also include principal and accrued interest owed to each such persons at the maturity on December 31, 2004 of our 3% convertible promissory notes that were cancelled at maturity. These liabilities are an unsecured general liability of our company without interest or conversion rights or agreed date at which the liability is to be repaid. There is no interest accruing on the obligations at this time and there is no understanding or agreement as to repayment of these debts. Our liabilities due to related parties as of September 30, 2005 decreased from March 31, 2005 by $37,019 due to management being repaid a portion of the monies owed on the loans. As a consequence of the open nature of these liabilities to our officers and directors and the timing when these liabilities are paid in part or fully, such persons may have interests that are different from the interests of our company and our other stockholders.

If We Fail to Offer Competitive Pricing, We May Not Be Able to Attract and Retain Customers

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

If Our Security System Is Breached, Our Business and Reputation Could Suffer

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

Rapid Technological Change

The market for internet services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. We will be required to continually improve the performance, features and reliability of our infrastructure and products and services, particularly in response to competition and changing customer demands. We cannot assure you that we will be successful in responding rapidly, cost-effectively or adequately to such technology developments or industry standards or that we will have the resources to launch new products.

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

Liability for Information Retrieved from the Web; Absence of Liability Insurance

Because financial and other information is broadcast to the securities marketplace and elsewhere using our services, there is a potential that claims will be made against us as a participant in the process of distributing this information to investors. We may be exposed to claims for alleged defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of these materials. Claims may be asserted against us for errors or omissions in the financial and other information disseminated by use of our services by our customers.
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

Currently, we do not carry general liability insurance intended to protect us from any liability arising out of the foregoing. In any event, however, insurance may not be available that would cover all potential claims to which we may be exposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage would have a material adverse effect on our business, results of operations and financial condition. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of internet use.

Reliance on Intellectual Property Rights

To establish and protect our copyright, trademark, service mark and other proprietary rights in our products and services, we rely on a combination of:

  copyright, unfair competition, trademark, service mark and trade secret laws; and
  confidentiality agreements with our licensees and other third parties and confidentiality agreements and policies covering our employees.

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

On May 22, 2001, the U.S. Patent and Trademark Office registered the mark “ViaVid” in the United States. A trademark has been issued in Canada for “ViaVid”. We are not aware of any other companies currently using the name “ViaVid” in the United States. We have conducted searches of trademark databases in the United States and have not found any registration of the name “ViaVid” as a trademark. There is no assurance that the trademark for the “ViaVid” name in the United States will stand up to objections by others who may have made prior use of the name. Also, there can be no assurance that we will have the financial resources to protect our rights in the name through legal proceedings or otherwise. It is also possible that our competitors or others will adopt product or service names similar to “ViaVid” or other similar service marks or trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect the name “ViaVid” adequately could have a material adverse effect on our business, results of operations and financial condition.

Control by Principal Stockholders and Potential Conflicts of Interest

Our officers, directors and the spouse of one director own approximately 48% of our outstanding shares of Common Stock. As a result, such persons can be expected to be able to elect all the members of our Board and vote to adopt other proposals requiring the favourable vote of a majority of the shares voted at a meeting of stockholders. Such persons could also control the outcome of those actions requiring the approval of the holders of our voting stock, including amendments to our Articles of Incorporation and any business combinations. Such persons concentration of ownership could prevent a change in control of our company that might otherwise be beneficial to stockholders.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, and irrespective of the outcome of such litigation, could result in substantial costs and a diversion of management’s attention and resources and have a material adverse effect on our business, results of operations and financial condition.

Item 3.           Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our senior management, including Brian Kathler, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Mr. Kathler concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in timely alerting them to material information required to be included in our periodic SEC reports.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit
	Number	Description

	3.1	Articles of Incorporation*

	3.2	By-Laws of the Company*

	31.1	Certification of Brian Kathler, President and Chief Executive Officer of ViaVid Broadcasting, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934

	31.2	Certification of Brian Kathler, Chief Financial Officer of ViaVid Broadcasting, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934

	32.1	Certification of Brian Kathler, President and Chief Executive Officer of ViaVid Broadcasting, Inc., pursuant to 18. U.S.C. Section 1350

	32.2	Certification of Brian Kathler, Chief Financial Officer of ViaVid Broadcasting, Inc., pursuant to Section 1350

*        Filed as an exhibit to the registrant’s Registration Statement on Form 10-SB filed June 29, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2005	VIAVID BROADCASTING, INC.
(Registrant)

/s/ Brian Kathler

President
(Principal Executive Officer and
Principal Accounting Officer)