Form 10QSB
period 2005-12-31
VIAVID BROADCASTING INC
filed 2006-02-14
CIK 1079110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the Quarterly Period ended December 31, 2005

    TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the Transition Period from ____________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
  Yes                     No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Number of Shares Outstanding at January 31, 2006

Common Stock, $0.001 par value	14,988,000

Transitional Small Business Disclosure Format (check one):   Yes                     No

VIAVID BROADCASTING, INC.
FORM 10-QSB

VIAVID BROADCASTING INC.
CONDENSED BALANCE SHEETS
(Expressed in United States Dollars)
(unaudited)

	December 31,	March 31,
	2005	2005

ASSETS

Current
Cash and cash equivalents	$28,922	$52,995
Short-term investments	197	197
Accounts receivable	365,595	272,424

Total current assets	394,714	325,616

Property and equipment	60,097	59,751

Total assets	$454,811	$385,367

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$392,081	$256,857
Due to related parties	460,876	489,144

Total current liabilities	852,957	746,001

Stockholders' deficiency
Capital stock
Authorized
25,000,000 common voting stock with a par value of $0.001 per share
Issued and outstanding
14,988,000 common stock (14,988,000 at December 31, 2005 and March 31, 2005)	14,988	14,988

Additional paid-in capital	3,147,736	3,147,736
Deficit	(3,470,254)	(3,452,965)
Accumulated other comprehensive loss	(90,616)	(70,393)

Total stockholders' deficiency	(398,146)	(360,634)

Total liabilities and stockholders' deficiency	$454,811	$385,367

The accompanying notes are an integral part of these condensed financial statements.

VIAVID BROADCASTING INC.
CONDENSED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

REVENUE
Income	$355,165	$258,732	$1,004,115	$739,128

EXPENSES
Amortization	5,594	5,804	16,040	16,642
Conference calls	174,002	138,231	452,700	353,547
Consulting	76,977	51,525	245,684	210,451
Interest	-	1,126	-	3,433
Office and miscellaneous	53,364	41,649	177,653	128,954
Professional fees	13,285	5,717	49,431	38,904
Rent	8,939	4,869	26,114	13,119
Salaries and benefits	17,820	16,929	51,370	54,326
Travel and promotion	1,359	1,933	3,191	4,634

	351,340	267,783	1,022,183	824,010

Income (Loss) before other items	3,825	(9,051)	(18,068)	(84,882)

OTHER ITEMS
Gain on sale of property and	-	913	-	456
equipment
Interest income	256	103	779	200

Net income (loss)	4,081	(8,035)	(17,289)	(84,226)

Other comprehensive loss	(5,081)	(17,475)	(20,223)	(23,859)

Comprehensive income (loss)	$(1,000)	$(25,510)	$(37,512)	$(108,085)

Basic and diluted loss per common
share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares of common stock
outstanding	14,988,000	14,838,000	14,988,000	14,587,437

The accompanying notes are an integral part of these condensed financial statements.

VIAVID BROADCASTING INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Subscriptions Received in Advance	Deficit	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2004	13,523,000	$13,523	$3,030,701	$ 79,500	$(3,366,508)	$ (41,953)	$ (284,737)

Net loss	-	-	-	-	(86,457)	-	(86,457)

Foreign currency translation	-	-	-	-	-	(28,440)	(28,440)

Shares issued for
- consulting fees	670,000	670	38,330	-	-	-	39,000
- cash	795,000	795	78,705	-	-	-	79,500

Subscriptions received in advance	-	-	-	(79,500)	-	-	(79,500)

Balance at March 31, 2005	14,988,000	14,988	3,147,736	-	(3,452,965)	(70,393)	(360,634)

Net loss	-	-	-	-	(17,289)	-	(17,289)

Foreign currency translation	-	-	-	-	-	(20,223)	(20,223)

Balance at December 31, 2005	14,988,000	$14,988	$3,147,736	-	$(3,470,254)	$ (90,616)	$ (398,146)

The accompanying notes are an integral part of these condensed financial statements.

VIAVID BROADCASTING INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2005	2004

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(17,289)	$(84,226)
Items not affecting cash:
Amortization	16,040	16,642
Foreign exchange gain (loss)	(20,223)	(23,859)
Gain on sale of property and equipment	-	(456)
Consulting fees	-	27,000

Changes in non-cash working capital items:
(Increase) in accounts receivable	(93,171)	(36,504)
Increase (Decrease) in accounts payable and accrued liabilities	135,224	51,538

Net cash provided by (used in) operating activities	20,581	(49,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(16,386)	(11,778)
Proceeds from sale of property and equipment	-	456

Net cash provided by (used in) investing activities	(16,386)	(11,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	-	79,500
Subscriptions received in advance	-	(79,500)
Loans from related parties	(28,268)	73,255

Net cash provided by (used in) financing activities	(28,268)	73,255

Change in cash and cash equivalents for the period	(24,073)	12,068

Cash and cash equivalents, beginning of period	52,995	44,524

Cash and cash equivalents, end of period	$28,922	$56,592

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are an integral part of these condensed financial statements.

VIAVID BROADCASTING INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005
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

3. GOING CONCERN

As at December 31, 2005, the Company has an accumulated deficit of $3,470,254 and a working capital deficiency of $458,243. The Company's ability to continue as a going concern is dependent on continued financial support in the form of loans from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations. The Company may, as and when opportunities arise, seek to raise additional equity from the sale of shares of its common stock.

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

a) $223,843 (2004 - $208,365) to three directors of the Company.

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

6. STOCK-BASED COMPENSATION EXPENSE

Following is a summary of the stock option activities:

	Nine months ended		Nine months ended
	December 31, 2005		December 31, 2004

	Number	Weighted	Number	Weighted
	of Shares	Average	of Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price

Outstanding, beginning of the period	150,000	$0.72	540,000	$0.37
Granted	-	-	-	-
Forfeited	(50,000)	0.20	(365,000)	0.25
Exercised	-	-	-	-

Outstanding, end of the period	100,000	$0.98	175,000	$0.63

6. STOCK-BASED COMPENSATION EXPENSE (cont’d…)

Following is a summary of the status of options outstanding at December 31, 2005:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price

$ 0.10	25,000	0.57	0.10	25,000	0.10
0.10	25,000	0.76	0.10	25,000	0.10
0.20	25,000	1.21	0.20	25,000	0.20
3.50	25,000	4.16	3.50	25,000	3.50

Compensation

During the nine month period ended December 31, 2005, the Company granted NIL (2004 – NIL) stock options to consultants and employees and accordingly, the stock-based compensation recognized using the Black Scholes Option Pricing Model was $NIL (2004 - $NIL).

7. COMMITMENTS

The Company has no significant commitments with any parties respecting executive compensation, consulting agreements or other matters. Rental of Company premises is on a month-to-month basis.

8. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no non-cash, investing and financing transactions during the quarters ended December 31, 2005 and 2004.

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

Business Overview

We provide webcasting, teleconferencing and transcription services to corporate clients throughout the world. Currently, over three hundred companies use our services. These services utilize systems that integrate traditional telephony technology with powerful streaming media technology and web-based tools. From a simple conference call to a dynamic online presentation, users of our service are able to choose the solution that best meets their unique communication needs. A key component of our business model, resulting from the ready availability of in-house expertise, infrastructure, and equipment, is the ability to offer our users cost-effective, yet scaleable, means of communication that can be customized to meet individual user needs. Currently, the primary users of our services are companies who need to communicate up-to-date corporate information, such as current financial information, to a mass audience, including market professionals, institutions, analysts, shareholders, and other key stakeholders. Often, our direct customers are investor relations (I.R.) firms that offer our services as part of the suite of services they offer their customers. In addition, we market our services and solutions to resellers of conferencing and communications services as well as a variety of associations and other entities seeking to broadly disseminate current information through a webcast or teleconference.

Users of our service are charged on a per line, per minute basis for conference calls. For webcasting products and investor relations (“I.R.”) management services, our clients are charged a flat rate fee and transcription rates are on a per minute or per page basis.

Results Of Operations

Revenues. During the three month and nine month periods ended December 31, 2005, our revenues were $355,165 and $1,004,115 respectively. During the three month and nine month periods ended December 31, 2004, our revenues were $258,732 and $739,128.

Our revenues were achieved primarily from webcasting, teleconferencing, transcription and investor relations (I.R.) web page management services. The increase in our revenues is due to the increase in our client base and providing a greater volume of services. We expect our revenues to continue to increase as the broader market for internet-based communications services continues to grow.

Operating Expenses. During the three month and nine month periods ended December 31, 2005, our operating expenses were $351,340 and $1,022,183 respectively. During the three month and nine month periods ended December 31, 2004, our operating expenses were $267,783 and $824,010 respectively.

The increase in total operating expenses for the three and nine month periods is due to the additional consultants, staff and outside services required for the increased services we provided in the three month and nine month periods ended December 31, 2005. In particular, during the three and nine month periods ended December 31, 2005, we employed a new full time sales person and additional transcription support staff to assist with the increased services we provided.

Amortization Expense. During the three month and nine month periods ended December 31, 2005, amortization expense was $5,594 and $16,040 respectively. During the three month and nine month periods ended December 31, 2004, amortization expense was $5,804 and $16,642 respectively.

The slight decrease in amortization expenses for the three and nine month periods is due to a decrease in the amount of assets purchased.

Conference Calls Expense. During the three month and nine month periods ended December 31, 2005, our conference calls expense was $174,002 and $452,700 respectively. During the three month and nine month periods ended December 31, 2004, our conference calls expense was $138,231 and $353,547 respectively.

Our conference calls expense for the three month and nine month periods ended December 31, 2005, was 50% and 44% respectively of our total expenses. Our conference calls expense for the three month and nine month periods ended December 31, 2004 was 52% and 43% respectively of our total expenses. These expenses relate to the conference call component of our services and can be expected to continue to constitute one of our largest single expenses. Fluctuations in these expenses as a percentage of our total expenses are primarily the result of the amount of conference call services we provide. Our conference calls expense includes, among other things, payments to our sales and transcription consultants. Conference call expenses will continue to increase as revenues grow.

Consulting Expense. During the three month and nine month periods ended December 31, 2005, consulting expense was $76,977 and $245,684 respectively. During the three month and nine month periods ended December 31, 2004, consulting expense was $51,525 and $210,451 respectively.

The increase in consulting expense for the three and nine month periods was due to an increase in management and public relation fees.

Interest Expense. During the three month and nine month periods ended December 31, 2005, interest expense was $0. During the three and nine month periods ended December 31, 2004, interest expense was $1,126 and $3,433 respectively.

The elimination of interest expense for the three and nine month periods ended December 31, 2005 was due to the cancellation of the interest-bearing convertible promissory notes held by three directors of the Company. Even though the notes have been cancelled, the amounts owed under the notes remain general unsecured obligations of ViaVid; however, there is no interest or conversion rights associated with these obligations and no agreed date for repayment.

Office and Miscellaneous Expense. During the three month and nine month periods ended December 31, 2005, office and miscellaneous expense was $53,364 and $177,653 respectively. During the three month and nine month periods ended December 31, 2004, office and miscellaneous expense was $41,649 and $128,954 respectively.

The increase in office and miscellaneous expense for the three and nine month periods ended December 31, 2005 was due to additional software and computer upgrades.

Professional Fees Expense. During the three month and nine month periods ended December 31, 2005, professional fees expense was $13,285 and $49,431 respectively. During the three month and nine month periods ended December 31, 2004, professional fees expense was $5,717 and $38,904 respectively.

The increase in professional fees expense for the three and nine month periods ended December 31, 2005 is due to an increase of legal services provided.

Rent Expense. During the three month and nine month periods ended December 31, 2005, rent expense was $8,939 and $26,114 respectively. During the three month and nine month periods ended December 31, 2004, rent expense was $4,869 and $13,119 respectively.

The increase in rent expense for the three and nine month periods ended December 31, 2005 was due to the expansion of existing rental space.

Salaries and Benefits Expense. During the three month and nine month periods ended December 31, 2005, salaries and benefits expense was $17,820 and $51,370 respectively. During the three month and nine month periods ended December 31, 2004, salaries and benefits expense was $16,929 and $54,326 respectively. The slight decrease in salaries and benefits expense for the nine month period ended December 31, 2005 was due to the release of a part-time salaried employee.

Travel and Promotion Expense. During the three month and nine month periods ended December 31, 2005, travel and promotion expense was $1,359 and $3,191 respectively. During the three month and nine month periods ended December 31, 2004, travel and promotion expense was $1,933 and $4,634 respectively.

Travel and promotion expense decreased slightly for the three and nine month periods ended December 31, 2005 due to less travel and promotion required.

We will incur additional operating expenses as we continue to grow our business. We will continue to have operating expenses in connection with the continued up-grade of our services and related research and development expenses. We also anticipate that operating expenses will increase as the number of teleconferences and webcasts which we provide to our customers increases.

Net Income/Loss. During the three month and nine month periods ended December 31, 2005, our net income was $4,081 and net loss was $17,289 respectively. During the three month and nine month period ended December 31, 2004, our net loss was $8,035 and $84,226, respectively.

Liquidity and Capital Resources

At December 31, 2005, we had current assets of $394,714, substantially all of which was accounts receivable. We had cash of $28,922. As of that date, we had current liabilities of $852,957, including accounts payable and accrued liabilities totalling $392,081.

Our liabilities due to related parties were $460,876 as of December 31, 2005 and had decreased from $489,144 as of March 31, 2005. The decrease was due to repayment in the amount of $28,268 by us of loans made by management to us.

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

Subject to the availability of sufficient funds, we currently intend to pursue the following business objectives during the three months following December 31, 2005:

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

We Have a Limited Operating History and Also Have a History of Net Losses

We have had a limited operating history. Our business was established in January 1999 and we began operations on the internet in February 1999. Our total revenues since inception through December 31, 2005 are $3,695,421. Our total losses since inception through December 31, 2005 are $3,373,687. An investor must consider the risks, expenses and difficulties frequently encountered by companies such as ours with a limited history of operations and revenues. Our business plan has evolved over time; therefore, we experience additional risks resulting from the changes we make in our business plan. As changes in the industry further develop, we may need to make further changes to our business plan. We cannot assure you that we will be successful in addressing the risks we confront. We cannot guarantee that our revenue will grow sufficiently to assure our future success. We must increase our revenues in order to continue our operations. New companies, such as ours, experience expenses, difficulties and unforeseen problems that create a higher risk of business failure. If we are not successful in overcoming these expenses and difficulties, our business may fail.

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

If We Are Unable to Successfully Implement Our Business Strategy Our Business Will Suffer

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

If We Are Unable to Generate Consistent Revenues Our Business May Suffer

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

As a result of the evolving nature of webcasting and the use of the internet as a communication medium and our limited operating history, we cannot accurately forecast our revenue. Current and future expense levels are based principally on anticipated future revenues and, as we increase the scope of our activities, these expenses, to a large extent, will increase and become fixed. Accordingly, we may be unable to adjust spending to compensate for shortfalls in our anticipated revenues. If our revenues do not grow as anticipated, this could have an immediate material adverse effect on our business, financial condition and results of operations, which could lead to an investor’s loss of his investment in our company.

As Our Expenses Increase, We May Continue To Experience Losses In The Future

During the nine month periods ended December 31, 2005 and December 31, 2004, we incurred losses of $17,289 and $84,226, respectively, on revenues of $1,004,115 and $739,128, respectively. We expect that our operating expenses will increase as we implement our business and marketing strategy due to the following factors:

  Increased use of our services will require additional capital expenditures on new computer equipment, software and technology;

  Expansion of the technical capabilities of our products and services to meet competition; and

  Solicitation of potential customers.

While our revenues have been increasing, increases in our operating expenses may result in our realizing continuing losses for the foreseeable future

If We Lose The Services Of One Or More Of Our Key Personnel, Our Business May Suffer

To effectively manage growth, we must establish, implement and improve operational, financial and management information systems and expand, train and manage our employee base. Our development is and will continue to be substantially dependent on the abilities and performance of our executive officers and other key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our prospects, business development, results of operations and financial condition. Competition for senior management, experienced sales and marketing personnel, qualified web engineers and other employees is and is expected to continue to be intense.

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

Our Business Will Suffer if Our Systems Fail or Become Unavailable

A reduction or disruption in the performance, reliability or availability of our systems would harm our ability to distribute our services to our customers, as well as our reputation. These disruptions could be due to service or network outages, periodic system upgrades, and internal system failure. To the present, we have not experienced any material service disruptions. Because our revenue depends largely on the numbers of calls and users and the amount of minutes consumed by users, our business will suffer if we experience frequent or extended system interruptions.

We maintain our primary data facility and hosting servers at our headquarters in Vancouver, British Columbia, Canada. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation, and negatively affect our revenue and our ability to achieve or sustain profitability

If We Need Additional Capital In The Future And Are Unable To Raise That Capital Our Business May Fail

The report of our independent auditors on their audit of our financial statements as of March 31, 2005 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and our necessity to obtain additional financing. At December 31, 2005 we had current assets of $394,714 and current liabilities of $852,957, including accounts payable of $392,081.

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

Amounts Owing to Officers, Directors and Principal Stockholders

Our current liabilities include $460,876 due to related parties, including $151,667 owed to our President, Brian Kathler, $152,237 owed to our Secretary/Treasurer, Paul Watkins, and $156,972 owed to a director, Robert Gamon, each of whom is also a principal stockholder of our company. These liabilities arise principally from deferred compensation. These sums also include principal and accrued interest owed to each such persons at the maturity on December 31, 2004 of our 3% convertible promissory notes that were cancelled at maturity. These liabilities are an unsecured general liability of our company without interest or conversion rights or agreed date at which the liability is to be repaid. There is no interest accruing on the obligations at this time and there is no understanding or agreement as to repayment of these debts. Our liabilities due to related parties as of December 31, 2005 decreased from March 31, 2005 by $28,268 due to management being repaid a portion of the monies owed on the loans. As a consequence of the open nature of these liabilities to our officers and directors and the uncertain timing of when these liabilities are to be paid in part or fully, such persons may have interests that are different from the interests of our company and our other stockholders.

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

If We Do Not Keep Pace With The Rapid Technological Change In Our Industry Our Results Will Suffer

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

We May Be Unable To Successfully Introduce New Services That Are Important To Our Ability To Compete In The Marketplace

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

We Need To Improve Our Name And Brand Recognition In Our Industry

We believe brand identity is important to attracting and expanding our client base. We believe the significance of brand and name recognition will intensify as the number of competing companies increases. We cannot assure you that we will be able to develop our brand identity so as to gain any significant market recognition.

If We Are Found Liable For Information Retrieved from the Web Our Business May Suffer

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

If We Do Not Take Sufficient Steps To Protect Our Intellectual Property Our Business May Suffer

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

On May 22, 2001, the U.S. Patent and Trademark Office registered the mark “ViaVid” in the United States. A trademark has been issued in Canada for “ViaVid”. We are not aware of any other companies currently using the name “ViaVid” in the United States. We have conducted searches of trademark databases in the United States and have not found any registration of the name “ViaVid” as a trademark. There is no assurance that the trademark for the “ViaVid” name in the United States will stand up to objections by others who may have made prior use of the name. Also, there can be no assurance that we will have the financial resources to protect our rights in the name through legal proceedings or otherwise. It is also possible that our competitors or others will adopt product or service names similar to “ViaVid” or other similar service marks or trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. O ur inability to protect the name “ViaVid” adequately could have a material adverse effect on our business, results of operations and financial condition.

Because Our Officers and Directors Own A Large Percentage Of Our Common Stock, They Have Control Over Major Decisions We Make

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

No Active Prior Public Market for Common Stock; Possible Volatility of Stock Price

Prior to January 4, 2000, there was no active public market for our Common Stock. Since then, our Common Stock has been quoted on the OTC Bulletin Board. Trading volume in our shares of Common Stock has been and remain low. There can be no assurance that an increased trading market for our Common Stock will develop or that the market price of our Common Stock will not decline based upon market or other conditions. The market price may bear no relationship to our revenues, earnings, assets or potential and may not be indicative of our future business performance. The trading price of our Common Stock has been and can be expected to be subject to wide fluctuations in response to variations in our quarterly results of operations, the gain or loss of significant strategic relationships, unanticipated delays in our development, changes in estimates by analysts, announcements of technological innovations or new solutions by us or our competitors, general conditions in the technology and internet sectors and in internet-related industries, other matters discussed elsewhere in this report and other events or factors, many of which are beyond our control.

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

Item 3. Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our senior management, including Brian Kathler, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Mr. Kathler concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in timely alerting him to material information required to be included in our periodic SEC reports.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation*

3.2	By-Laws of the Company*

31.1
Certification of Brian Kathler, President, Chief Executive Officer and Chief Financial Officer of ViaVid Broadcasting, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Brian Kathler, President, Chief Executive Officer and Chief Financial Officer of ViaVid Broadcasting, Inc., pursuant to 18. U.S.C. Section 1350

* Filed as an exhibit to the registrant’s Registration Statement on Form 10-SB filed June 29, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2006	VIAVID BROADCASTING, INC.
(Registrant)

/s/ Brian Kathler

President, Chief Executive Officer &
Chief Financial Officer
(principal executive and financial officer)